Form 10-Q
period 1995-06-30
ACTV INC /DE/
filed 1995-08-14
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995
                                                 -------------


                                     ACTV, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                       94-2907258
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1270 Avenue of the Americas
New York, New York                                               10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

(212) 262-2570 (Registrant's telephone number, including area code)
--------------

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

Common Stock, Par Value $0.10               Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes       X          No
                                        ----------------    ---------------







As of August 10, 1995, there were 9,964,542 shares of the registrant's common stock outstanding.

                             ACTV, INC. AND SUBSIDIARIES

                                      INDEX



PART I           FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

       Consolidated Balance Sheets at December 31, 1994, and June 30, 1995
       (unaudited)                                                                                      1

       Consolidated Statements of Operations for the six and three month periods ended
       June 30, 1994, and 1995 (all unaudited)                                                          2

       Consolidated Statements of Cash Flows for the six and three month periods ended
       June 30, 1994, and 1995 (all unaudited)                                                          3

       Notes to Consolidated Financial Statements                                                       4


ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                5--10


PART II          OTHER INFORMATION                                                                     11

       Exhibit 11                                                                                      12

       Signatures

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS

                                              December 31,           June 30,
                                                      1994               1995
                                                                  (unaudited)
                                              ------------        -----------
Current Assets:
   Cash and cash equivalents                    $2,479,840          $2,217,881
   Accounts receivable                             198,353             471,211
   Education equipment inventory                   146,283             144,614
   Other                                           114,937             108,071
                                               ------------        ------------
       Total current assets                      2,939,413           2,941,777
                                               ------------        ------------
   Property and equipment-net                        5,712             445,307
                                               ------------        ------------
Other Assets:
   Video program inventory                         644,472             429,648
   Patents and patents pending                     174,181             166,580
   Goodwill                                      3,920,304           3,707,118
   Other                                            49,232             248,058
                                               ------------        ------------
       Total other assets                        4,788,189           4,551,404
                                               ------------        ------------
           Total                                $7,733,314          $7,938,488
                                               ============        ============

       LIABILITIES AND
       SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses          $660,268          $1,067,723
   Deferred stock appreciation rights              750,192           1,037,298
   Short-term note payable                          25,250                  --
                                               ------------        ------------
       Total current liabilities                 1,435,710           2,105,021
                                               ------------        ------------
Notes payable (related parties)                  2,325,061           1,702,218
Shareholders' equity:
   Preferred stock, $.10 par value, 1,000,000
       shares authorized, none issued                   --                  --
   Common stock, $.10 par value, 17,000,000
       shares authorized: issued and outstand-
       ing 9,019,550 at December 31, 1994,
       9,839,560 at June 30, 1995                  901,955             983,956
   Additional paid-in capital                   26,608,830          30,034,234
   Accumulated deficit                         (23,538,242)        (26,886,941)
                                               ------------        ------------
       Total shareholders' equity                3,972,543           4,131,249
                                               ------------        ------------
           Total                                $7,733,314           7,938,488
                                               ============        ============

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                      Six Month Periods               Three Month Periods
                                      Ended June 30,                  Ended June 30,
                                         1994              1995          1994            1995
                                    ------------   ------------  ------------   -------------
 Revenues:
  Sales revenues                       $454,702       $753,889      $384,637        $412,255
  Royalties from related party            9,776             --            --              --
                                    ------------   ------------  ------------   -------------
     Total revenues                     464,478        753,889       384,637         412,255

  Cost of Sales                         138,446        212,337       134,214         125,236
                                    ------------   ------------  ------------   -------------
     Gross profit                       326,032        541,552       250,423         287,019

 Expenses:

  Operating expenses                    501,198        529,038       362,232         312,895
  Selling and administrative          1,728,088      2,465,048     1,045,940       1,329,625
  Depreciation and amortization         223,161        311,616       111,099         202,937
  Amortization of goodwill              130,281        213,186       106,593         106,593
  Stock appreciation rights              57,262        448,355        54,535        (275,810)
                                    ------------   ------------  ------------   -------------
     Total expense                    2,639,990      3,967,243     1,680,399       1,676,240

 Interest (income)                      (30,637)       (56,470)      (13,527)        (26,691)
 Interest expense - related parties     141,129         73,595        45,057          33,333
                                    ------------   ------------  ------------   -------------
  Interest expense - net                110,492         17,125        31,530           6,642

 Loss before minority interest in
  equity of investee                  2,424,450      3,442,816     1,461,506       1,395,863
 Interest in ACTV Interactive           143,500             --            --              --
                                    ------------   ------------  ------------   -------------
 Net loss before extraordinary
   gain                               2,567,950      3,442,816     1,461,506       1,395,863
 Extraordinary gain on retirement
   of debt                              231,845         94,117       231,845              --
                                    ------------   ------------  ------------   -------------

 Net loss                            $2,336,105     $3,348,699    $1,229,661      $1,395,863
                                    ============   ============  ============   =============

 Loss per share before
   extraordinary gain                      $.34           $.36          $.18            $.15

 Loss per share after extraordinary
   gain                                    $.31           $.35          $.15            $.15
                                    ============   ============  ============   =============

 Weighted average number of common
 shares outstanding                   7,467,667      9,452,332     8,131,918       9,493,367

              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Month Periods               Three Month Periods
                                              Ended June 30,                  Ended June 30,
                                                 1994              1995          1994            1995
                                            ------------   ------------  ------------   -------------
 Cash flows from operating
 activities:
    Net loss                                 $2,336,105      $3,348,699      $1,229,661     $1,395,863
                                            ------------    ------------    ------------   ------------
 Adjustments to reconcile net loss to net
 cash used in operations:
    Depreciation and amortization               353,442         525,035         217,692        309,530
    Stock appreciation rights                    57,262         287,106          54,535       (275,810)
    Gain on extinguishment of repayment
    pool and equipment lease obligations       (231,845)             --        (231,845)            --
    Gain on extinguishment of debt
    obligations                                      --         (94,717)             --             --
    Common stock issued for services                 --         147,930              --             --
 Changes in assets and liabilities:
    Loss from interest in ACTV Interactive      143,500              --              --             --
    Accounts receivable                        (149,013)       (272,858)        (98,921)      (206,757)
    Other assets                                (12,602)          6,866         (10,424)        19,045
    Accounts payable and accrued expenses       168,373         142,354         216,286        535,609
    Education equipment inventory               (46,952)          1,669         (50,949)       (30,016)
    Receivable from affiliate                   (15,324)             --              --             --
    Interest payable                            141,130          73,332          45,058         33,333
                                            ------------    ------------    ------------   ------------
            Net cash (used) in operating
            activities                       (1,928,134)     (2,531,982)     (1,088,229)    (1,010,929)
                                            ------------    ------------    ------------   ------------
 Cash flows from financing
 activities:
    Proceeds from sale of common stock               --       3,290,875              --      1,784,500
    Proceeds from exercise of warrants
    and options                               1,510,431          68,600          10,431         60,300
    Discounted prepayment of note                    --        (101,458)             --             --
    Note repayments                                  --        (525,250)             --       (500,000)
    Equipment lease repayment                   (65,000)             --         (65,000)            --
    Repayment pool principal repayment          (35,000)             --         (35,000)            --
                                            ------------    ------------    ------------   ------------
 Net cash provided by (used in) financing
 activities                                   1,410,431       2,732,767         (89,569)     1,344,800
 Cash flows from investing activities:
    Cash acquired in acquisition of
    remaining interest in affiliate            (672,160)             --              --             --
    Cash paid for interest in affiliate       2,500,000              --              --             --
    Investment in property and equipment          1,150         462,744           1,150         424,442
                                            ------------    ------------    ------------   ------------
 Net cash used in investing activities        1,828,990         462,744           1,150         424,442
                                            ------------    ------------    ------------   ------------
 Net increase (decrease) in cash and cash
 equivalents                                 (2,346,693)       (261,959)     (1,178,948)        (90,571)
    Cash and cash equivalents,
    beginning of period                       3,858,863       2,479,840       2,691,118       2,308,452
                                            ------------    ------------    ------------   ------------
    Cash and cash equivalents,
    end of period                             1,512,170       2,217,881       1,512,170       2,217,881
                                            ============    ============    ============   =============


          Supplemental disclosure of noncash investing activity: the consolidated balance sheet at June 30, 1995, reflects an increase of other assets -- net of $198,825 (net of accumulated amortization of $66,275) and a corresponding increase in accounts payable of $265,100.

          ACTV, INC. AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SIX MONTHS ENDED JUNE 30, 1995


          1(a).     The consolidated financial statements are unaudited,
          except as indicated. In the opinion of management, these consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for all periods. The financial results for the interim periods presented are not necessarily indicative of the results to be expected for either succeeding quarters or the full fiscal year.

          1(b) The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations through the end of June 1996. To fund its operations through the end of June 1996, without additional financing, the Company will be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of June 1996. In the first six months of 1995, the Company raised approximately $3.2 million from the private sale of shares of the Company's common stock.

          2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          3. The consolidated statements of operations for the six month period ended June 30, 1995, reflect an extraordinary gain of $94,117 on the extinguishment of an obligation to Nolan Bushnell. On April 25, 1994, the Company entered into a Settlement Agreement (the "Bushnell Settlement Agreement") with Mr. Bushnell under which Mr. Bushnell released the Company from certain obligations. Pursuant to the Bushnell Settlement Agreement, ACTV issued to Mr. Bushnell, among other consideration, a promissory note in the principal amount of $190,000, payable in two installments on June 30, 1995, and June 30, 1996. In January 1995, the Company and Mr. Bushnell agreed to a discounting of the note for payment in full at that time. Separately, the consolidated statements of operations for the three month and six month periods ended June 30, 1994, reflect an extraordinary gain of $231,845 on the extinguishment of certain obligations to Nolan Bushnell and Catalyst Technologies.

          4. The following pro forma consolidated statement of operations for the six months ended June 30, 1994 has been prepared to reflect the financial effects of the Company's March 11, 1994, purchase of the Washington Post Company's interest in ACTV Interactive as if it had occurred on January 1, 1994. This statement consolidates the results of the Company and ACTV Interactive for the six months ended June 30, 1994, with the following adjustments: elimination of intercompany sales and royalty expense, recognition of increased amortization expense related to goodwill, recognition of increased interest expense on the $2 million note payable to the Washington Post Company, and elimination of the Company's loss related to its interest in ACTV Interactive under the equity method of accounting.


                    Revenues                                $654,534
                    Cost of sales                            205,726
                    Operating expenses                       594,298
                    General and administrative expenses    2,054,154
                    Depreciation and amortization            353,442
                    Stock appreciation rights                 57,262
                    Net interest expense                     106,960
                    Extraordinary gain                       231,845
                                                             -------

                    Net loss                              $2,485,463
                                                          ==========
                    Net loss per share                           $.33
                                                          ==========

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          THE COMPANY

          ACTV, Inc. (the "Company") was organized to develop and market ACTV programming technology, which permits a viewer to experience instantly responsive interactive television. Since its inception, the Company has incurred operating losses approximating $27 million related directly to the development and marketing of the ACTV programming technology.

          In July 1992, the Company entered into an agreement with a subsidiary of the Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized for the purpose of marketing products and services incorporating the programming technology to the education marketplace. A wholly owned subsidiary of the Company, ACTV Interactive, Inc. (formerly ACTV Education, Inc.) owned a 49% share in the partnership, and the subsidiary of the Post Company owned a 51% share.

          On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million 8% note due December 31, 1996. Subsequently, all operations by the Company's subsidiaries associated with the education market have been consolidated with the results of the Company.

          In March 1988, the Company formed ACTV Entertainment Inc. (formerly ACTV Domestic Corporation) as an equal shareholder with Le Groupe Videotron ("LGV") of Canada. The Company granted to ACTV Entertainment the exclusive right to use the Company's programming technology in the United States DBS, cable, and broadcast television markets.

          In June 1993, LGV withdrew from its ownership in ACTV Entertainment, and the Company became the sole shareholder of ACTV Entertainment under the terms of an agreement with a subsidiary of LGV. In exchange for gaining full ownership and control of ACTV Entertainment in the settlement, the Company agreed to give up the license fee revenue it had received from LGV for LGV's use of the programming technology in Canada and Europe.

          In March 1995, the Company formed The Los Angeles Interactive Network, Inc., a wholly owned subsidiary of ACTV Entertainment, to operate the Company's interactive television trial in Southern California.

          RESULTS OF OPERATIONS

          Comparison of Six Month Periods Ended June 30, 1995 and June 30,
          1994

          During the six month period ended June 30, 1995, the Company's revenues increased 62%, to $753,889, from $464,478 in the six month period ended June 30, 1994. The increase was the result of higher education sales as well as the Company's recognition for a greater proportion of the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting.

          Cost of sales in the six months ended June 30, 1995, was $212,337, an increase of 53% over cost of sales of $138,446 in the six months ended June 30, 1994.

          Total expenses excluding cost of sales and interest expense in the six months ended June 30, 1995, increased 50%, to $3,967,243, from $2,639,990 in the comparable period in 1994. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which for a portion of the 1994 period were reported separately. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with the launch in May 1995 of the Company's interactive television network trial in California.

          Depreciation and amortization expense for the six months ended June 30, 1995, increased 48% to $524,802, from $353,442 for the six months ended June 30, 1994. This increase was partially the result of the Company's amortization for the entire six month period of 1995 versus a portion of the same period in 1994 of goodwill arising from the purchase of the Washington Post's interest in ACTV Interactive. In addition, for the six months ended June 30, 1995, the Company recorded increased depreciation expense related to equipment purchased for the California trial referred to above.

          The Company's interest expense for the six months ended June 30, 1995, decreased 48%, to $73,595, compared to $141,129 in the prior year's comparable period. The decrease was due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Washington Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also due to a decrease in notes payable during the more recent period. Interest income in the six months ended June 30, 1995, was $56,470, compared with $30,637 in the six months ended June 30, 1994. The increase resulted from higher available cash balances in the more recent period.

          For the six months ended June 30, 1995, the Company's net loss before extraordinary items was $3,442,816, or $.36 per share, an increase of 42% over the net loss of $2,567,950, or $.34 per share, incurred in the prior year's comparable period. The Company recorded extraordinary gains of $94,117 in the six months ended June 30, 1995 and $231,845 in the six months ended June 30, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after extraordinary gain for the six months ended June 30, 1995, was $3,348,699, or $.35 per share, an increase of 43% over the net loss after extraordinary gain for the comparable period of 1994 of $2,336,105, or $.31 per share.

          Comparison of Six Month Periods Ended June 30, 1994 and June 30,
          1993

          During the six month period ended June 30, 1994, the Company's revenues increased 227%, to $464,478, from $142,089 in the six month period ended June 30, 1993. The increase was primarily the result the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting.

          On a pro forma basis, assuming that the Company's results were consolidated with those of ACTV Interactive for the entire six month period ended June 30, 1994, (see Note 4), revenues increased 19%, to $654,534, compared with revenues of $548,856 pro forma in the six months ended June 30, 1993. Pro Forma education sales in the six months ended June 30, 1994 were $654,534, an increase of 55% over pro forma education sales of $421,110 in the comparable period in 1993.

          Cost of sales in the six months ended June 30, 1994, was $138,446, all of which cost related to education product sales. The Company recorded no cost of sales for the six months ended June 30, 1993, since it was reported separately by ACTV Interactive.

          Total expenses excluding cost of sales and interest expense in the six months ended June 30, 1994, increased 92%, to $2,639,990, from $1,377,393 in the comparable period in 1993. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which in 1993 were reported separately. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with market and product development for application of the programming technology in the distance learning, in-home entertainment, and in-room hotel entertainment markets. On a pro-forma basis, total expenses before interest expense in the six month period ended June 30, 1994, increased 57%, to $3,059,156, from $1,991,520 in the six months ended June 30, 1993.

          Depreciation and amortization expense for the six months ended June 30, 1994, increased to $353,442, from $255,720 for the six months ended June 30, 1993. This increase was the result of the Company's amortization in the more recent period of goodwill arising from the purchase of the Washington Post's interest in ACTV Interactive.

          The Company's interest expense for the six months ended June 30, 1994, decreased 62%, to $141,129, compared to $228,994 in the prior year's comparable period. The decrease was due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Washington Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also due to the repayment of certain obligations of the repayment pool, as well as the accrual of interest payable on the repayment pool obligations at lower rates, in reflection of a general decline in interest rates. Interest income in the six months ended June 30, 1994, was $30,637, compared with $13,250 in the six months ended June 30, 1993. The increase resulted from higher available cash balances in the more recent period.

          For the six months ended June 30, 1994, the Company's net loss before extraordinary items was $2,567,950, or $.34 per share, an increase of 54% over the net loss of $1,667,593, or $.32 per share, incurred in the prior year's comparable period. The Company recorded an extraordinary gain of $231,845 in the six months ended June 30, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the six months ended June 30, 1994, was $2,336,105, or $.31 per share.

          Comparison of Three Month Periods Ended June 30, 1995 and June 30,
          1994

          During the three month period ended June 30, 1995 (the "Second Quarter 1995"), the Company's revenues increased 7% to $412,255, compared to revenues of $384,637 for the three month period ended June 30, 1994 (the "Second Quarter 1994"). The increase was the result of higher education sales in the more recent quarter.

          Cost of sales in the Second Quarter 1995 was $125,236, a decrease of 7% from cost of sales of $134,214 in the Second Quarter 1994. The decrease was due to proportionately greater sales of higher margin education software in the Second Quarter 1995.

          Total expenses excluding cost of sales and interest expense declined slightly in the Second Quarter 1995, to $1,676,240, from $1,680,399 in the Second Quarter 1994. This decrease resulted from lower operating expenses coupled with a gain related to stock appreciation rights, which more than compensated for higher selling and administrative expenses as well as increased depreciation and amortization expenses in the more recent period. The increase in selling and administrative expenses was due to higher research and development expenses for both the education and entertainment markets, and to greater general and administrative costs associated with the launch in May 1995 of the Company's interactive television network trial in California.

          Depreciation and amortization expense increased in the Second Quarter 1995 to $309,530, from $217,692 in the Second Quarter 1994, due to higher depreciation expense related to equipment purchased for the California trial.

          Interest expense declined 26% in the Second Quarter 1995, to $33,333, from $45,057 in the Second Quarter 1994, due to decreased note payable obligations in the more recent quarter. Interest income in the Second Quarter 1995 was $26,691, compared with $13,527 in the Second Quarter 1994. The increase resulted from higher available cash balances in the more recent period.

          The Company's net loss for the Second Quarter 1995 was $1,395,863 or $.15 per share, a decrease of 4% compared to the net loss before extraordinary item of $1,461,506 or $.18 per share incurred in Second Quarter 1994. The Company recorded an extraordinary gain of $231,845 in the Second Quarter 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the Second Quarter 1994 was $1,229,661 or $.15 per share.


          Comparison of Three Month Periods Ended June 30, 1994 and June 30,
          1993

          During the three month period ended June 30, 1994 (the "Second Quarter 1994"), the Company's revenues increased to $384,637, compared to revenues $4,272 the three month period ended June 30, 1993 (the "Second Quarter 1993"). The increase was primarily the result the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting. All of the Company's revenues in the Second Quarter 1994 were from education sales. Education sales for the Second Quarter 1993, which totaled $263,469, were reported on the separate financial statements of ACTV Interactive.

          Cost of sales in the Second Quarter 1994 was $134,214, all of which cost related to education product sales. The Company recorded no cost of sales for the Second Quarter 1993, since it was reported separately by ACTV Interactive.

          Total expenses excluding cost of sales and interest expense increased approximately 73% in the Second Quarter 1994, to $1,680,399, from $973,915 in the Second Quarter 1993. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which in 1993 were reported separately. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with market and product development for application of the programming technology in the distance learning, in-home entertainment, and in-room hotel entertainment markets.

          Depreciation and amortization expense increased in the Second Quarter 1994 to $217,692, from $110,296 in the Second Quarter 1993, due to the inclusion in the more recent quarter of goodwill amortization expense of $106,593 related to the Company's purchase of the Washington Post Company's interest in ACTV Interactive.

          Interest expense declined 55% in the Second Quarter 1994, to $45,057, from $99,406 in the Second Quarter 1993, due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also, due to the accrual of interest expense on the repayment pool at lower rates, in reflection of a general decline in interest rates. Interest income in the Second Quarter 1994 was $13,527, compared with $9,479 in the Second Quarter 1993. The increase resulted from higher available cash balances in the more recent period.

          The Company's net loss for the Second Quarter before extraordinary items was $1,461,506 or $.18 per share, an increase of 27% over the net loss of $1,149,361 or $.21 per share incurred in Second Quarter 1993. The Company recorded an extraordinary gain of $231,845 in the Second Quarter 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the Second Quarter was $1,229,661 or $.15 per share.


          Liquidity and Capital Resources

          Since its inception, the Company (including its subsidiaries ACTV Entertainment, ACTV Interactive, Inc., and Los Angeles Interactive Network, Inc.) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through June 30, 1995, the Company had an accumulated deficit of approximately $27 million. The Company's cash position on June 30, 1995, was $2,217,881, compared to $2,479,840 on December 31, 1994.

          During the six month period ended June 30, 1995, the Company used $2,531,982 in cash for its operations, compared with $1,928,134 for the six month period ended June 30, 1994. The increase in the six month period ended June 30, 1995, was due to higher selling and administrative expenses and to increased operating activity in the more recent year related to the Company's interactive network trial launched in May 1995. The Company met its cash needs in the six month period ended June 30, 1995, from the proceeds of sales of common stock to private investors completed in the last quarter of 1994 and during the first two quarters of 1995. The Company met its cash needs in the six month period ending June 30, 1994, from the remaining proceeds of the redemption of its Redeemable Warrants in May 1993, as well as from the exercise of warrants by the Washington Post Company in March 1994.

          With respect to investing activities in the six month period ended June 30, 1995, the Company used cash of $462,744 related to equipment purchases for the California trial referred to above.

          ACTV Entertainment, ACTV Interactive and the Los Angeles Interactive Network, Inc. are dependent on advances from the Company to meet their obligations.

          The Company's balance sheet at June 30, 1995, also reflects the accrual of expense of $1,037,298 related to the Company's stock appreciation rights plan, a decrease of $196,175 in notes payable resulting from the discounted prepayment of a note, and a decrease in notes payable of $500,000, the amount of a principal repayment that the Company made in May 1995. In addition, the Company made an additional principal repayment in the amount of approximately $700,000 in July 1995.

          In the first six months of 1995, the Company raised approximately $3.2 million from the private sale of shares of the Company's common stock (including approximately $1.7 million during the three months ended June 30, 1995). In addition, the Company raised $470,000 from a private sale of shares in July 1995.

          The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations through the end of June 1996. To fund its operations through the end of June 1996, without additional financing, the Company will be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of June 1996.

          The Company believes that it may be required to expend approximately $200,000 in the remainder of 1995 to facilitate the completion of current research and development projects, relating primarily to the development of a new analog/digital two-way distance learning system. The Company has no agreements, arrangements or understandings to obtain additional financing, and there can be no assurance that additional financing will be available on terms satisfactory to the Company or at all.

          The Company does not have any material contractual commitments for capital expenditures.

          Impact of Inflation

          Inflation has not had any significant effect on the Company's operating costs.

          PART II                 OTHER INFORMATION


          ITEM 1                  LEGAL PROCEEDINGS

          There are no pending material legal proceedings to which the Company is a party.


          ITEM 2                CHANGES IN SECURITIES

                                        None.


          ITEM 3           DEFAULTS UPON SENIOR SECURITIES

                                   Not applicable.


          ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                                        None.


          ITEM 5                  OTHER INFORMATION

                                        None.


          ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits -- Exhibit 11, Computation of Loss per Share

                  (b)   Reports on Form 8-K:  None.