Form 10-Q/A
period 1995-06-30
ACTV INC /DE/
filed 1995-09-26
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                  For the quarterly period ended June 30, 1995
                                                 -------------


                                     ACTV, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            94-2907258
- -------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer incorporation
or organization)                                  Identification No.)

1270 Avenue of the Americas
New York, New York                                     10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

(212) 262-2570 (Registrant's telephone number, including area code)
- --------------

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                        Name of exchange on which registered
- -------------------                        ------------------------------------

Common Stock, Par Value $0.10              Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes       X          No
                                             -----               ----







As of September 25, 1995, there were 11,304,171 shares of the registrant's common stock outstanding.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACTV, Inc.

                                      Registrant


Date: September 25, 1995              /s/ William C. Samuels
      ------------------              ----------------------
                                      William C. Samuels
                                      President, Chief Executive Officer
                                      and Director

Date: September 25, 1995              /s/ Christopher C. Cline
      ------------------              ------------------------
                                      Christopher C. Cline
                                      Vice President (principal financial
                                      and accounting officer)