Form 10-Q
period 1995-09-30
ACTV INC /DE/
filed 1995-11-14
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995
                                               ------------------

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

(212) 262-2570 (Registrant's telephone number, including area code)
---------------

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                      Name of exchange on which registered
-------------------                      ------------------------------------

Common Stock, Par Value $0.10                  Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---


As of November 14, 1995, there were 11,396,418 shares of the registrant's common stock outstanding.

                           ACTV, INC. AND SUBSIDIARIES

                                      INDEX


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31, 1994, and September 30, 1995
         (unaudited) ...................................................................................1

         Consolidated Statements of Operations for the nine and three month periods ended
         September 30, 1994, and 1995 (all unaudited)...................................................2

         Consolidated Statements of Cash Flows for the nine and three month periods ended
         September 30, 1994, and 1995 (all unaudited)...................................................3

         Notes to Consolidated Financial Statements.....................................................4


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.............................................5--10


PART II           OTHER INFORMATION....................................................................11

         Exhibit 11....................................................................................12

         Signatures

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                     December 31,     September 30,
                                                             1994              1995
                                                                        (unaudited)
                                                   --------------    --------------
Current Assets:
     Cash and cash equivalents...............        $  2,479,840      $  5,090,642
     Accounts receivable.....................             198,353           337,211
     Education equipment inventory...........             146,283           169,610
     Other...................................             114,937            84,571
                                                   --------------    --------------
         Total current assets................           2,939,413         5,682,034
                                                   --------------    --------------
     Property and equipment-net..............               5,712           422,202
                                                   --------------    --------------
Other Assets:
     Video program inventory.................             644,472           322,236
     Patents and patents pending.............             174,181           272,780
     Goodwill................................           3,920,304         3,600,525
     Other...................................              49,232           155,157
                                                   --------------    --------------
         Total other assets..................           4,788,189         4,350,698
                                                   --------------    --------------
              Total..........................        $  7,733,314      $ 10,454,934
                                                   ==============    ==============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses...        $    660,268           929,355
     Deferred stock appreciation rights......             750,192         1,294,148
     Short-term note payable.................              25,250              --
                                                   --------------    --------------
         Total current liabilities...........           1,435,710         2,223,503
                                                   --------------    --------------
Notes payable (related parties)..............           2,325,061           222,219
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000
         shares authorized, none issued......                --                --
     Common stock, $.10 par value, 17,000,000
         shares authorized: issued and outstand-
         ing 9,019,550 at December 31, 1994,
         11,375,150 at September 30, 1995....             901,955         1,137,515
     Additional paid-in capital..............          26,608,830        36,634,659
     Notes receivable from stock sales.......                --            (567,500)
     Accumulated deficit.....................         (23,538,242)      (29,195,462)
                                                   --------------    --------------
         Total shareholders' equity..........           3,972,543         8,009,212
                                                   --------------    --------------
              Total..........................        $  7,733,314      $ 10,454,934
                                                   ==============    ==============

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Nine Month Periods              Three Month Periods
                                               Ended September 30,             Ended September 30,
                                                 1994            1995            1994            1995
                                       --------------  --------------  --------------  --------------
Revenues:

   Sales revenues .................     $   758,963      $ 1,075,925      $   304,261      $   322,036
   Royalties from related party ...           9,776             --               --               --
                                     --------------   --------------  ---------------  ---------------
      Total revenues ..............         768,739        1,075,925          304,261          322,036

   Cost of Sales ..................         233,661          318,665           95,215          106,328
                                     --------------   --------------  ---------------  ---------------
      Gross profit ................         535,078          757,260          209,046          215,708

Expenses:

   Operating expenses .............         751,581          829,781          250,383          300,743
   Selling and administrative .....       2,870,441        3,600,124        1,142,353        1,135,076
   Depreciation and amortization ..         334,259          499,261          111,098          187,645
   Amortization of goodwill .......         236,874          319,779          106,593          106,593
   Stock appreciation rights ......         (11,095)       1,249,206          (68,357)         800,851
                                     --------------   --------------  ---------------  ---------------
      Total expense ...............       4,182,060        6,498,151        1,542,070        2,530,908

Interest (income) .................         (37,995)         (83,150)          (7,358)         (26,680)
Interest expense - related parties          184,186           93,596           43,057           20,001
                                     --------------   --------------  ---------------  ---------------
   Interest expense (income) - net          146,191           10,446           35,699           (6,679)
Other (income) ....................          (7,316)            --             (7,316)            --

Loss before minority interest in
   equity of investee .............       3,785,857        5,751,337        1,361,407        2,308,521
Interest in ACTV Interactive ......         143,500             --               --               --
                                     --------------   --------------  ---------------  ---------------
Net loss before extraordinary
gain ..............................       3,929,357        5,751,337        1,361,407        2,308,521
Extraordinary gain on retirement of
debt ..............................         521,803           94,117          289,958             --
                                     --------------   --------------  ---------------  ---------------
Net loss ..........................     $ 3,407,554      $ 5,657,220      $ 1,071,449      $ 2,308,521
                                     ==============   ==============  ===============  ===============
Loss per share before extraordinary
gain ..............................            $.51             $.59             $.17             $.23

Loss per share after extraordinary
gain ..............................            $.44             $.58             $.13            $.23
                                     ==============   ==============  ===============  ===============

Weighted average number of common
shares outstanding ................       7,699,790        9,748,209        8,156,466        9,981,194



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Nine Month Periods             Three Month Periods
                                                                         Ended September 30,            Ended September 30,
                                                                          1994            1995           1994           1995
                                                                   ------------    -----------    -----------    -----------
Cash flows from operating activities:
     Net loss ...................................................   $ 3,407,554    $ 5,657,220    $ 1,071,449    $ 2,308,521
                                                                   ------------    -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
used in operations:
     Depreciation and amortization ..............................       571,133        926,402        217,691        401,367
     Stock appreciation rights ..................................       (11,095)       543,956        (68,357)       256,850
     Gain on extinguishment of repayment
     pool and equipment lease obligations .......................      (521,804)          --         (289,959)          --
     Gain on extinguishment of debt
     obligations ................................................          --          (94,717)          --             --
     Reclassification of equipment ..............................         1,151           --            1,151           --
     Common stock issued for services ...........................          --          563,430           --          415,500
Changes in assets and liabilities:
     Loss from interest in ACTV Interactive .....................       143,500           --             --             --
     Accounts receivable ........................................      (179,195)      (138,858)       (30,182)       133,999
     Other assets ...............................................       (12,736)        56,992           (134)        50,126
     Accounts payable and accrued expenses ......................       160,420          3,986         (7,953)      (138,367)
     Education equipment inventory ..............................        23,165        (23,327)        70,117        (24,996)
     Receivable from affiliate ..................................       (15,324)          --             --             --
     Interest payable ...........................................       184,188         93,333         43,058         20,001
                                                                   ------------    -----------    -----------    -----------
              Net cash (used) in operating
              activities ........................................    (3,064,151)    (3,726,023)    (1,136,017)    (1,194,041)
                                                                   ------------    -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from sale of common stock .........................          --        8,951,859           --        5,660,984
     Proceeds from exercise of warrants
     and options ................................................     1,608,660         68,600         98,229           --
     Discounted prepayment of note ..............................          --         (101,458)          --             --
     Note repayments ............................................          --       (2,025,250)          --       (1,500,000)
     Equipment lease repayment ..................................       (65,000)          --             --             --
     Repayment pool principal repayment .........................       (45,000)          --          (10,000)          --
                                                                   ------------    -----------    -----------    -----------
Net cash provided by (used in) financing
activities ......................................................     1,498,660      6,893,751         88,229      4,160,984
Cash flows from investing activities:
     Cash acquired in acquisition of remaining
     interest in affiliate ......................................       672,160           --             --             --
     Cash paid for interest in affiliate ........................    (2,500,000)          --             --             --
     Investment in patents pending ..............................      (111,691)          --         (111,691)          --
     Investment in property and equipment .......................        (1,150)      (556,926)          --          (94,182)
                                                                   ------------    -----------    -----------    -----------
Net cash used in investing activities ...........................    (1,940,681)      (556,926)      (111,691)       (94,182)
                                                                   ------------    -----------    -----------    -----------
Net increase (decrease) in cash and cash
equivalents .....................................................    (3,506,172)     2,610,802     (1,159,479)     2,872,761
     Cash and cash equivalents,
     beginning of period ........................................     3,858,863      2,479,840      1,512,170      2,217,881
                                                                   ------------    -----------    -----------    -----------
     Cash and cash equivalents,
     end of period ..............................................       352,691      5,090,642        352,691      5,090,642
                                                                   ============    ===========    ===========    ===========

               Supplemental disclosure of noncash investing activity: see notes to consolidated financial statements

                                                          3

ACTV, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1995


1. The consolidated financial statements are unaudited, except as indicated. In the opinion of management, these consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for all periods. The financial results for the interim periods presented are not necessarily indicative of the results to be expected for either succeeding quarters or the full fiscal year.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. The consolidated statements of operations for the nine month period ended September 30, 1995, reflect an extraordinary gain of $94,117 on the extinguishment of an obligation to Nolan Bushnell. On April 25, 1994, the Company entered into a Settlement Agreement (the "Bushnell Settlement Agreement") with Mr. Bushnell under which Mr. Bushnell released the Company from certain obligations. Pursuant to the Bushnell Settlement Agreement, ACTV issued to Mr. Bushnell, among other consideration, a promissory note in the principal amount of $190,000, payable in two installments on June 30, 1995, and June 30, 1996. In January 1995, the Company and Mr. Bushnell agreed to a discounting of the note for payment in full at that time. Separately, the consolidated statements of operations for the three month and nine month periods ended September 30, 1994, reflect an extraordinary gain of $231,845 on the extinguishment of certain obligations to Nolan Bushnell and Catalyst Technologies.

4. The Company's balance sheet at September 30, 1995 reflects a credit to shareholders' equity of $110,000 related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheet at September 30, 1995 also reflects a debit to shareholders' equity of $567,500 related to non-recourse loans made by the Company to certain employees in August 1995 to purchase the Company's Common Stock by exercising options. The due dates of the non-recourse loans correspond with the respective expiration dates of the options exercised.

5. The following pro forma consolidated statement of operations for the nine months ended September 30, 1994 has been prepared to reflect the financial effects of the Company's March 11, 1994, purchase of the Washington Post Company's interest in ACTV Interactive as if it had occurred on January 1, 1994. This statement consolidates the results of the Company and ACTV Interactive for the nine months ended September 30, 1994, with the following adjustments: elimination of intercompany sales and royalty expense, recognition of increased amortization expense related to goodwill, recognition of increased interest expense on the $2 million note payable to the Washington Post Company, and elimination of the Company's loss related to its interest in ACTV Interactive under the equity method of accounting.


       Revenues                                                      $958,795
       Cost of sales                                                  300,941
       Operating expenses                                             844,681
       General and administrative expenses                          3,196,507
       Depreciation and amortization                                  571,133
       Stock appreciation rights                                      (11,095)
       Net interest expense                                           142,659
       Other income                                                     7,316
       Extraordinary gain                                             521,803
                                                                 -------------

        Net loss                                                    $3,556,912
                                                                 =============
        Net loss per share                                                $.46
                                                                 =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE COMPANY

ACTV, Inc. (the "Company") was organized to develop and market ACTV programming technology, which permits a viewer to experience instantly responsive interactive television. Since its inception, the Company has incurred operating losses approximating $29.2 million related directly to the development and marketing of the ACTV programming technology.

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

In July 1995, the Company formed 3D Virtual, Inc., a wholly owned subsidiary that will explore the development of three dimensional applications of the Company's programming technology.

RESULTS OF OPERATIONS

Comparison of Nine Month Periods Ended September 30, 1995 and September 30, 1994

During the nine month period ended September 30, 1995, the Company's revenues increased 40%, to $1,075,925, from $768,739 in the nine month period ended September 30, 1994. The increase was the result of higher sales to the education market, including revenues relating to the Company's new distance learning product. The increase was also partially due to the inclusion of the Company's education sales for the entire nine month period of 1995 versus only a portion of the comparable period in 1994. From January 1, 1994, to March 11, 1994, education sales were reported separately by the Company's 49% subsidiary ACTV Interactive, which was acquired in full by ACTV, Inc. on

March 11, 1994. Prior to this purchase, the results of ACTV Interactive were accounted for under the equity method of accounting.

Cost of sales in the nine months ended September 30, 1995, was $318,665, an increase of 36% over cost of sales of $233,661 in the nine months ended September 30, 1994. The Company's cost of sales as a percentage of sales revenue on a year to year basis remained stable at 30.4% in 1994 and 29.6% in the 1995 period.

Total expenses excluding cost of sales and interest expense in the nine months ended September 30, 1995, increased 55%, to $6,498,151, from $4,182,060 in the comparable period in 1994. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which for a portion of the 1994 period were reported separately. The increase was due also to significantly greater expenses related to the Company's SAR plan, higher research and development expenses, and to greater general and administrative costs associated with the launch in May 1995 of the Company's interactive television network trial in California.

Depreciation and amortization expense for the nine months ended September 30, 1995, increased 43% to $819,040, from $571,133 for the nine months ended September 30, 1994. This increase was partially the result of the Company's amortization for the entire nine month period of 1995 versus a portion of the same period in 1994 of goodwill arising from the purchase of the Washington Post's interest in ACTV Interactive. In addition, for the nine months ended September 30, 1995, the Company recorded increased depreciation expense related to equipment purchased for the California trial referred to above.

The Company's interest expense for the nine months ended September 30, 1995, decreased 49%, to $93,596, compared to $184,186 in the prior year's comparable period. The decrease was due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Washington Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also due to a decrease in notes payable during the more recent period. Interest income in the nine months ended September 30, 1995, was $83,150, compared with $37,995 in the nine months ended September 30, 1994. The increase resulted from higher available cash balances and higher prevailing market rates of interest in the more recent period.

For the nine months ended September 30, 1995, the Company's net loss before extraordinary items was $5,751,337 or $.59 per share, an increase of 46% over the net loss before extraordinary items of $3,929,537, or $.51 per share, incurred in the prior year's comparable period. The Company recorded extraordinary gains of $94,117 in the nine months ended September 30, 1995 and $521,803 in the nine months ended September 30, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after extraordinary gain for the nine months ended September 30, 1995, was $5,657,220, or $.58 per share, an increase of 66% over the net loss after extraordinary gain for the comparable period of 1994 of $3,407,554, or $.44 per share.

Comparison of Nine Month Periods Ended September 30, 1994 and September 30, 1993

During the nine month period ended September 30, 1994, the Company's revenues increased 391%, to $768,739, from $156,648 in the nine month period ended September 30, 1993. The increase was primarily the result of the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting.

On a pro forma basis, assuming that the Company's results were consolidated with those of ACTV Interactive for the entire nine month period ended September 30, 1994, (see Note 5), revenues increased 25%, to $958,795, compared with revenues of $765,471 pro forma in the nine months ended September 30, 1993. Pro Forma education sales in the nine months ended September 30, 1994 were $958,795, an increase of 50% over pro forma education sales of $637,725 in the comparable period in 1993.

Cost of sales in the nine months ended September 30, 1994, was $233,661, all of which cost related to education product sales. The Company recorded no cost of sales for the nine months ended September 30, 1993, since it was reported separately by ACTV Interactive.

Total expenses excluding cost of sales and interest expense in the nine months ended September 30, 1994, increased 93%, to $4,182,060, from $2,165,129 in the comparable period in 1993. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which in 1993 were reported separately. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with market and product development for application of the programming technology in the distance learning, in-home entertainment, and in-room hotel entertainment markets. On a pro-forma basis, total expenses before interest expense in the nine month period ended September 30, 1994, increased 25%, to $4,182,060, from $3,347,857 in the nine months ended September 30, 1993.

Depreciation and amortization expense for the nine months ended September 30, 1994, increased to $571,133, from $420,953 for the nine months ended September 30, 1993. This increase was the result of the Company's amortization in the more recent period of goodwill arising from the purchase of the Washington Post's interest in ACTV Interactive.

The Company's interest expense for the nine months ended September 30, 1994, decreased 43%, to $184,186, compared to $321,000 in the prior year's comparable period. The decrease was due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Washington Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also due to the repayment of certain obligations of the repayment pool, as well as the accrual of interest payable on the repayment pool obligations at lower rates, in reflection of a general decline in interest rates. Interest income in the nine months ended September 30, 1994, was $37,995, compared with $36,322 in the nine months ended September 30, 1993. The increase resulted from higher available cash balances in the more recent period.

For the nine months ended September 30, 1994, the Company's net loss before extraordinary items was $3,929,357, or $.51 per share, an increase of 48% over the net loss of $2,646,382, or $.44 per share, incurred in the prior year's comparable period. The Company recorded an extraordinary gain of $521,803 in the nine months ended September 30, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the nine months ended September 30, 1994, was $3,407,554, or $.44 per share.

Comparison of Three Month Periods Ended September 30, 1995 and September 30,
1994

During the three month period ended September 30, 1995 (the "Third Quarter 1995"), the Company's revenues increased 6% to $322,036, compared to revenues of $304,261 for the three month period ended September 30, 1994 (the "Third Quarter 1994"). The increase was the result of higher education sales, including revenues related to the Company's new distance learning product.

Cost of sales in the Third Quarter 1995 was $106,328, an increase of 12% from cost of sales of $95,215 in the Third Quarter 1994. The increase was due to higher sales levels in the Third Quarter 1995 as compared to the Third Quarter 1994. The Company's cost of sales as a percentage of sales revenue on a quarter to quarter basis remained relatively stable at 31% in 1994 and 33% in the 1995 period.

Total expenses excluding cost of sales and interest expense increased 64% in the Third Quarter 1995, to $2,530,908, from $1,542,070 in the Third Quarter 1994. This increase resulted from significantly greater expenses related to the Company's SAR plan, higher research and development expenses, higher general and administrative costs associated with the launch in May 1995 of the Company's interactive television network trial in California, and to increased depreciation and amortization expenses in the more recent period.

Depreciation and amortization expense increased 35% in the Third Quarter
1995 to $294,238, from $217,691 in the Third Quarter 1994, due to higher depreciation expense related to equipment purchased for the California trial.

Interest expense declined 54% in the Third Quarter 1995, to $20,001, from $43,057 in the Third Quarter 1994, due to decreased note payable obligations in the more recent quarter. Interest income in the Third Quarter 1995 was $26,680, compared with $7,358 in the Third Quarter 1994. The increase resulted from higher available cash balances and higher prevailing market rates of interest in the more recent period.

The Company's net loss for the Third Quarter 1995 was $2,301,521 or $.23 per share, an increase of 70% compared to the net loss before extraordinary item of $1,361,407 or $.17 per share incurred in Third Quarter 1994. The Company recorded an extraordinary gain of $289,958 in the Third Quarter 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the Third Quarter 1994 was $1,071,449 or $.13 per share.


Comparison of Three Month Periods Ended September 30, 1994 and September 30,
1993

During the three month period ended September 30, 1994 (the "Third Quarter 1994"), the Company's revenues increased to $304,261, compared to revenues $14,559 the three month period ended September 30, 1993 (the "Third Quarter 1993"). The increase was primarily the result the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting. All of the Company's revenues in the Third Quarter 1994 were from education sales. Education sales for the Third Quarter 1993, which totaled $216,615, were reported on the separate financial statements of ACTV Interactive.

Cost of sales in the Third Quarter 1994 was $95,215, all of which cost related to education product sales. The Company recorded no cost of sales for the Third Quarter 1993, since it was reported separately by ACTV Interactive.

Total expenses excluding cost of sales and interest expense increased approximately 96% in the Third Quarter 1994, to $1,542,070, from $787,736 in the Third Quarter 1993. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which in 1993 were reported separately. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with market and product development for application of the programming technology in the distance learning and in-home entertainment markets.

Depreciation and amortization expense increased in the Third Quarter 1994 to $217,691, from $165,233 in the Third Quarter 1993, due to the inclusion in the more recent quarter of goodwill amortization expense of $106,593 related to the Company's purchase of the Washington Post Company's interest in ACTV Interactive.

Interest expense declined 53% in the Third Quarter 1994, to $43,057, from $92,005 in the Third Quarter 1993, due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also, due to the accrual of interest expense on the repayment pool at lower rates, in reflection of a general decline in interest rates. Interest income in the Third Quarter 1994 was $7,358, compared with $23,071 in the Third Quarter 1993. The increase resulted from lower available cash balances and lower market rates of interest in the more recent period.

The Company's net loss for the Third Quarter before extraordinary items was $1,361,407 or $.17 per share, an increase of 39% over the net loss of $978,790 or $.16 per share incurred in Third Quarter 1993. The Company recorded an extraordinary gain of $289,958 in the Third Quarter 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the Third Quarter was $1,071,449 or $.13 per share.


Liquidity and Capital Resources

Since its inception, the Company (including its subsidiaries ACTV Entertainment, ACTV Interactive, Inc., Los Angeles Interactive Network, Inc., and 3D Virtual, Inc.) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through September 30, 1995, the Company had an accumulated deficit of approximately $29.2 million. The Company's cash position on September 30, 1995, was $5,090,642, compared to $2,479,840 on December 31, 1994.

During the nine month period ended September 30, 1995, the Company used $3,726,023 in cash for its operations, compared with $3,064,151 for the nine month period ended September 30, 1994. The increase in the nine month period ended September 30, 1995, was due to higher selling and administrative expenses and to increased operating activity in the more recent year related to the Company's interactive network trial launched in May 1995. The Company met its cash needs in the nine month period ended September 30, 1995, from the proceeds of sales of common stock to private investors completed in the last quarter of 1994 and during the first three quarters of 1995. The Company met its cash needs in the nine month period ended September 30, 1994, from the remaining proceeds of the redemption of its Redeemable Warrants in May 1993, as well as from the exercise of warrants by the Washington Post Company in March 1994.

With respect to investing activities in the nine month period ended September 30, 1995, the Company used cash of $556,926 related to equipment purchases for the California trial referred to above. In the nine month period ended September 30, 1994, the Company used cash of $2,500,000 to purchase the Washington Post Company's 51% interest in ACTV Interactive and cash of $111,691 related to new patent filings.

ACTV Entertainment, ACTV Interactive and the Los Angeles Interactive Network, Inc. and 3D Virtual, Inc. are dependent on advances from the Company to meet their obligations.

The Company's balance sheet at September 30, 1995, also reflects the accrual of expense of $1,294,148 related to the Company's stock appreciation rights plan, a decrease of $101,458 in notes payable resulting from the discounted prepayment of a note, and a decrease in notes payable of $2,000,000, the amount of principal repayments that the Company made in May, July and September 1995. In addition, the Company repaid the remaining notes payable balance of approximately $220,000 in October 1995.

In the first nine months of 1995, the Company raised approximately $8.9 million from the private sale of shares of the Company's common stock (including approximately $5.7 million during the three months ended September 30, 1995).

Management of the Company believes that its current funds will enable the Company to finance its operations for at least the next twelve month period. However, if the Company's assumptions and beliefs prove to be incorrect, the Company may require additional financing during this period. In the event that the Company does require additional financing, the Company has no agreements, arrangements or understandings to obtain such additional financing.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACTV, Inc.

                                            Registrant


Date: November 14, 1995                     /s/ William C. Samuels
      -----------------                     ----------------------
                                            William C. Samuels
                                            President, Chief Executive Officer
                                            and Director

Date: November  14, 1995                    /s/ Christopher C. Cline
      ------------------                    ------------------------
                                            Christopher C. Cline
                                            Vice President (principal financial
                                            and accounting officer)