Form 10-K405
period 1995-12-31
ACTV INC /DE/
filed 1996-04-01
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                   ACTV, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    94-2907258
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1270 Avenue of the Americas
New York, New York                                             10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(212) 262-2570 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                         Name of exchange on which registered

Common Stock, Par Value $0.10               Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 27, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the NASDAQ Stock Market closing bid price on March 27, 1996) was $41,661,338.

As of March 27, 1996, there were 11,888,605 shares of the registrant's common stock outstanding.

PART I

ITEM 1. BUSINESS

GENERAL

ACTV, Inc. ("ACTV" or the "Company") has developed proprietary Programming Technologies (the "Programming Technology") that individualize television programming. ACTV's Programming Technology permits the delivery of individualized television, which, in the Company's view, significantly enhances the quality of most genres of television programming. ACTV's Programming Technology provides instant and seamless changes in the live or prerecorded video picture and/or audio and/or graphics in response to the various selections supplied by each viewer. A specially prepared ACTV program (the "ACTV Program" or "ACTV Programming") is like a linear TV program, except that it appears to be individualized for each viewer. (Linear programs are standard television programs that can be viewed only as created and do not offer the viewer the option to make choices as to the content of the program or to respond to the contents of the program in an individualized way.) There is no limit to the number of viewers who can interact simultaneously with an ACTV Program.

ACTV's individualized programming is designed to work with both single and multiple channels of 6MHz band-width and with different modes of transmission: cable, direct broadcast satellite ("DBS"), multi-microwave distribution systems ("MMDS"), broadcast systems, distance learning networks and closed circuit televisions systems. It is compatible with commonly available one-way analog systems as well as the newer digital systems that have recently begun to be deployed.

ACTV's strategy is to generate revenues from the sale of ACTV Programming that it either owns, has licensed or that has been created by a third party under a license from ACTV, including fees paid by subscribers to premium cable networks in which the Company has an ownership interest. The Company's mission is to improve the quality of entertainment and education television programming.

The Company also believes that the Programming Technology can enhance the quality of television advertising by enabling the advertiser to customize each commercial for various audience segments. It is the Company's objective to seek advertiser support for its individualized home entertainment networks.

The chief markets presently targeted by the Company for the ACTV Programming Technology are in-home entertainment, education (with an emphasis on distance learning), site-based entertainment and Internet applications. The Company seeks to exploit these markets, principally in the U.S., through licensing the Programming Technology, by creating joint venture relationships, and by direct sales.

The Company has eight subsidiaries, which include a national entertainment company, a national education company, a three-dimensional company, and five regional television networks: ACTV Entertainment Inc., a New York corporation ("ACTV Entertainment") incorporated on March 9, 1988, ACTV Interactive, Inc., a Delaware corporation incorporated on July 8, 1992, 3D Virtual, Inc., a Delaware corporation incorporated on July 20, 1995, The Los Angeles Individualized Television Network, Inc., a Delaware corporation incorporated on March 7, 1995, The San Francisco Individualized Television Network, Inc., a Delaware corporation incorporated on December 22, 1995, The Chicago Individualized Television Network, Inc., a Delaware corporation incorporated on December 22, 1995, The New York Individualized Television Network, Inc., a Delaware corporation incorporated on December 22, 1995, and The Atlanta Individualized Television Network, Inc., a Delaware corporation incorporated on December 22, 1995. Unless otherwise indicated, all references in this Prospectus to the Company or ACTV include ACTV and its eight subsidiaries.

ACTV was incorporated under the laws of the State of Delaware on July 24, 1989. The Company is the successor, by merger effective November 1, 1989, to ACTV, Inc., a California corporation, organized on July 11, 1983. The Company's executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, telephone number (212) 262-2570.

ENTERTAINMENT

ACTV first introduced its individualized programming applications for entertainment outside the United States. The Company is now in its seventh year of regional commercialization in Canada and London through a license with Le Groupe Videotron, Ltee. ("LGV"), the second largest Canadian cable/broadcast television company and a major cable operator in London where it is building and operating combined cable/telephone networks.

LGV's Videoway system is an interactive cable channel that includes ACTV Programming, video games and various videotext offerings ("Videoway"). Under the LGV license, which was modified on June 8, 1993, LGV has a 20-year, non-exclusive, royalty-free license to manufacture Videoway terminals that incorporate ACTV's Programming Technology. The agreement also allows LGV to produce ACTV Programming itself for a certain number of potential Videoway subscribers in Canada (1,300,000), Europe (500,000), and the United States (500,000). The license is subject to the condition that neither LGV nor its sub-licensees receive any royalty or other fees with respect to ACTV Programming, except for promotion and direct production expenses paid by LGV. Any royalties from third parties will be paid exclusively to ACTV. See "Reorganization of ACTV Entertainment and the LGV Agreements."

ACTV's strategy is to take the regional experience gained in the last six years in Canada and London and apply it in the U.S. The Company anticipates that its individualized programming will be launched through regional premium cable programming services that are advertiser-supported, with monthly subscription prices comparable to other U.S. premium channels. While the Company has commenced testing its individualized programming in the U.S., as set forth below, no assurance can be given that such testing will be successful, or that the Company will launch its individualized programming in the U.S.

In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned operating subsidiaries, to operate the Company's individualized television trial in Southern California and the planned regional television network that would roll out to the potential 4.2 million sports subscribers in the region that reaches from Los Angeles to San Diego and Phoenix, if the trial is successful.

The trial, which marked the introduction of the Company's first U.S. regional individualized network (the "Regional Network"), commenced in the Los Angeles area in May 1995. The trial involves 1,000 cable subscribers and will run throughout most of 1996 and may extend into 1997. The Company believes that the Regional Network is the first programming service in the U.S. to both enhance existing programming and offer new individualized content.

Programming for the Regional Network is being provided to ACTV by Prime Sports - West, currently a unit of TCI's Liberty Media, Liberty Sports division, which has 4.2 million subscribers in the Southwest region of the U.S. Prime Sports - West is providing the Company with access to all its regional sports programming at no cost to the Company. Similarly, Cable News Network, Inc. ("CNN") currently provides or plans to provide, at no cost to the Company, access to Prime News, Sports Tonight, Inside Politics and other selected shows. In addition, the Game Show Network ("GSN"), a subsidiary of Sony Entertainment, Inc. ("Sony") will provide GSN programs at no cost to the Company in return for consumer research, pursuant to an agreement entered into in November 1995.

The cable operator for the Regional Network is Ventura County Cablevision, currently a subsidiary of Western Communications, whose ownership is scheduled to be transferred to TCI in early 1996. TCI and News Corp. have announced a joint venture which, if completed, would merge Liberty Sports with Fox Sports.

In all cases, the Company is responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the enhancement of the Prime Sports - West CNN and Sony programming.

In February 1994, the Company entered into an arrangement with Prime Sports, with respect to the Regional Network. Assuming future commercialization of a regional network in the footprint of Prime Sports - West no later than December 31, 1996, Prime Sports - West will receive an exclusive in its footprint for sports programming and the companies will pursue a business understanding of revenue sharing, anticipated to include a license fee paid to Prime Sports West for each subscribing household on a monthly basis.

In August 1995, the Company entered into an agreement with CNN with respect to the Regional Network. Upon commercialization, CNN and ACTV will negotiate a royalty agreement and/or advertising split for the use of CNN programming. In addition, CNN will have a right of first refusal until December 31, 1997 to become ACTV's exclusive provider of national and international news. CNN will also be given the opportunity to be an equity investor in any new regional networks created by ACTV.

Regional Network viewers are able to individualize CNN programs, as well as L.A. Lakers basketball, L.A. Kings hockey, California Angels baseball and other Prime Sports - West offerings. In addition to sports, news programs, and game shows, the Regional Network is transmitting other individualized programming, including children's and education programs.

The Company plans, assuming a successful test phase, to direct initial marketing of the Regional Network toward a majority of Ventura City Cablevision's 90,000 subscribers in the Los Angeles and Ventura County areas. In addition, expansion could follow in other Prime Sports - West markets and, in stages, in other regional markets within the U.S. The Company has established four new wholly-owned subsidiaries which would operate additional regional individualized networks covering the San Francisco, Chicago, New York and Atlanta regions in the event that the Company decides to expand and provide services similar to those of the Regional Network in other regions across the U.S. To date, the four new wholly-owned subsidiaries have not engaged in any business activities, nor does the Company have any present intention to launch their activities. The Regional Network, and any expansion plans related thereto, is part of the Company's plan to develop the entertainment division of its business, which to date, does not generate any revenue for the Company. There can be no assurance that the results predicted with respect to the Regional Network will be realized, or if realized, will generate significant revenues for the Company.

EDUCATION

ACTV's principal strategy in education is to become the leading individualized programming technology in the developing field of distance learning, in which ACTV Programming, both live and pre-recorded, can be transmitted simultaneously to multiple sites in a satellite, fiber or microwave network.

ACTV is currently developing new two-way analog and digital programming technologies for distance learning. This is a point-to-multipoint interactive broadcast system that can deliver prerecorded interactive lessons or integrate interactive segments into live distance learning lessons. By using a simple remote control, the student is able to alter program content to suit specific needs and interests.

Students receive individualized responses to their input, and at the end of the lesson, the classroom teacher receives a printout of the performance of each class member.

ACTV's new distance learning system is being commercially introduced, with an installation in Georgia, that the Company believes will represent one of the industry's most advanced distance learning projects. ACTV and the State of Georgia have entered into an agreement through which ACTV's distance learning system and software will be integrated into the Georgia Statewide Academic and Medical System ("GSAMS"), an existing fully interactive service providing audio, video and data to classrooms.

In addition, the Company has produced individualized versions of 123 television titles that have been introduced into the kindergarten to 12th grade market. The programs focus on reading, math, and vocational education. To date, programs have been sold to approximately 300 different schools across the U.S., along with an ACTV classroom system -- a terminal with compatible ACTV Programming functionality that currently permits up to 24 students in a classroom to view single channel ACTV Programs simultaneously. Education products are marketed through a direct and distributor sales force.

Individualized programming is produced jointly through license agreements with educational publishers, including Turner Educational Services, Inc. ("Turner"), Phoenix Learning Group, Bergwall Productions, Inc., The Hasty Pudding Puppet Co., AIMS Media, Agency for Instructional Technology ("AIT") and Takeoff/Video Educational Excellence.

In 1995, the Company also signed a distance learning agreement with General Instrument Corporation ("GI"). ACTV's Programming Technology for distance learning will be integrated with GI's DigiCipher'r' system. The new digital system will be called "DigiCipher/ACTV Distance Learning System" and will allow programming networks to develop individualized programming and distribute it digitally to their customers.

The Company markets its products through its wholly owned subsidiary, ACTV Interactive, Inc., which was formed in 1992. Originally a joint venture general partnership with the Washington Post Company (the "Post Company"), ACTV Interactive became a wholly-owned subsidiary of the Company in March 1994.

SITE-BASED ENTERTAINMENT AND INTERNET APPLICATIONS

In January 1995, the Company granted an exclusive license to Greenwich Entertainment Group ("The Greenwich Group") for the use of its Programming Technology in the theater environment, specifically in shopping malls, museums and entertainment centers.

The Company will receive an 8% to 10% royalty of annual ticket sales per theater, depending upon each theater's volume, and is a minority shareholder of The Greenwich Group. The Company will receive a minimum royalty of $200,000 in 1996, $500,000 in 1997, $1,000,000 in 1998, $1,250,000 in 1999 and $1,500,000 in
the year 2000 and thereafter. If the minimum is not paid, the Company has the right to cancel its license as to future theaters.

The first theater opened in the Mall of America in Minneapolis, Minnesota in November 1995.

In July 1995, the Company established a new wholly-owned subsidiary, 3D Virtual, Inc., to explore the commercial possibilities of integrating three-dimensional ("3D") technology and the Company's Programming Technology, using new technology for which a patent is currently pending. Initial business activity for the development of a prototype has recently commenced.

In December 1995, the Company entered into a joint venture agreement with EarthWeb, LLC, a developer of Internet technologies and a pioneer in Java language applications, to develop together new Internet software applications. In March 1996, the Company and EarthWeb launched HyperTV, a Java-based software application that allows television programmers and advertisers -- simultaneously, directly and in real-time -- to launch Internet Web pages that correspond to their video content during a TV broadcast.

ACTV PROGRAMMING TECHNOLOGY

The ACTV Programming Technology provides instant and seamless changes in the live or prerecorded video picture and/or audio and/or graphics based on various selections made by viewers. The program appears to be a standard TV program as if it were individualized for each viewer. Viewer selections are made through a four button remote control, thereby limiting the viewer's number of choices when inputting each response to four answers previously anticipated by the program's creators.

ACTV's process of creating individualized television programming involves viewer selection from a multiple number of frame-synchronized video, graphics, and/or audio signals delivered at one time. The viewer sees and/or hears only one of the signals at a given moment; the other signals are transparent. Using a remote control, the viewer interacts with the television by making selections or decisions called for by the specially prepared programming. In response to viewer's inputs, the ACTV Programming Technology, which uses a microprocessor, automatically switches at pre-determined intervals between various segments of the multiple signals. In one-way analog transmission, this switching will occur in the viewer's cable box, such as LGV's Videoway terminal, while with two-way transmission, it may occur at the source of the transmission. The viewer cannot detect when such a switch takes place because it occurs instantly and with frame accuracy.

The results appear seamless and uninterrupted -- for the viewer the programming is completely individualized. Although an individualized program and its associated branches are taped in a normal linear fashion, the program, when shown, has thousands of possible segment combinations available for each viewer to experience. The particular version seen is based on each viewer's individually selected preferences and inputs. An unlimited number of independent viewers can interact with an ACTV Program simultaneously.

The ACTV microprocessor receives digital information from codes embedded into the video program material. It thus maintains "memory" on the progress of the viewer and provides automatic branching. At appropriate times during the program, the microprocessor circuitry will make branch switches automatically, accumulate data, recall information, create graphics and/or implement a pre-programmed set of instructions.

In single channel analog (6MHz of band-width) applications, ACTV's Programming Technology can individualize audio and/or graphics, based on multiple signals. When additional analog channels of band-width are available, video can be individualized as well. In digital systems multiple video, audio and graphics can be individualized in 6MHz of band-width.

To develop individualized programming the Company generally seeks to form joint ventures or licensing agreements with producers of standard linear shows or with networks that have rights to such shows. ACTV Programming can be created in a number of ways: enhancing existing programs that have been produced in a standard linear format, adding "piggy-back" branch alternatives during the shooting of ongoing shows, or creating entirely original productions that are solely for ACTV's purposes.

The cost of ACTV original productions has been on average approximately 20% higher than a linear version of the same program of comparative length. However, production costs are significantly lower than regular linear television shows when existing material can be enhanced, or when productions are

"piggy-backed." Production costs vary significantly based upon the nature and type of programming to be produced. An advantage of individualized programming is its higher repeatability, as compared to standard programming, since an individualized program's cost can be amortized over a greater number of showings.

The types of entertainment programs that the Company plans to emphasize are sports, news, education, game shows, children's programs and music. The Company envisions that its in-home services will be supported by individualized advertising. The programming focus for education is reading, math and vocational education. Examples of ACTV Programming are:

1) Sports. Sporting events in the ACTV individualized format allow each viewer in essence to become the director of the program by selecting close-ups, wide angle shots, replays, statistics, player interviews and other features as may be provided. ACTV's Programming Technology also allows the viewer to respond to questions posed throughout the game. The system's memory records these responses and winners may be offered promotional premiums, such as tickets to future games.

2) News. In the first segment of a news program, viewers can choose between in-depth follow-ups of headline stories. Later in the program, viewers can choose segments on different categories of news (international, financial, entertainment, politics, etc.).

3) Children's Programs. ACTV's Programming Technology allows children to participate in television programs by answering questions from the characters on screen, giving the characters advice -- even changing the plot of the program. In addition to this dialogue children can have with the characters, children can also be asked to predict the outcome of events, or as with sports, see an event from different angles.

4) Music. Viewers are able to select a particular music video they want to see, or the order in which they want to see a group of videos. Viewers may also choose to see the lyrics of a music video, or access other information about the musicians. In addition, with live or prerecorded concert performances, viewers can select from up to four camera angles in a manner similar to live sports broadcasting.

5) Game Shows. The Programming Technology allows game show viewers to actively participate in the game. They can decide which celebrity team to play on, enter their answers and receive individualized responses to their choices. The system's memory ability keeps the viewers informed of their performance and provides final results at the conclusion of the show. Advertisers and sponsors can offer promotional premiums to viewers with the best scores.

6) Advertising. ACTV's Programming Technology gives television advertisers unique opportunities to target their message. Commercials can be targeted demographically: men, women, boys and girls can all see different commercials during the same commercial break. By asking the viewer basic questions at the beginning of the program, the ACTV Programming Technology can recall this information during a commercial break and, based upon such information, send the viewer the appropriate advertisement. A second advantage for advertisers is the concept of individualized commercials. For example, before a commercial break in a sporting event, viewers are asked which type of car they would like to hear about: sedan, truck, sport utility or luxury sedan. ACTV's Programming Technology records this choice, then sends the appropriate commercial to each viewer. This same choice can be recalled at a later commercial break to provide additional information.

7) Live Distance Learning. Distance learning ("DL") networks typically involve a teacher broadcasting a lesson to dozens or even hundreds of remote classroom sites. ACTV's Programming Technology for DL allows the DL teacher to create questions or offer choices relating to the lesson and pre-record individualized responses. At selected points in the lesson, the DL teacher can initiate the questions and interactions, with each student across the network receiving individualized responses.

In addition, the ACTV Programming Technology gives the teacher immediate feedback on the students' responses, allowing the teacher to pace the lesson accordingly. The system's memory component can recall the students' performance throughout the entire semester, giving the teacher a detailed accounting of their progress.

8) Educational Programming. Viewing pre-recorded individualized television programs using the ACTV Programming Technology, younger classroom students can learn basic reading and math skills, while older students are taught vocational and career skills. Like in the case of the Company's DL programming, as the pre-recorded television program progresses a teacher appears on screen and asks the students questions about the material presented. Students respond to the questions, then receive individualized feedback based on their answers. At the end of the lesson, the classroom teacher receives a report detailing the results of the performance of the entire class, as well as the performance of each individual student.

RESEARCH AND DEVELOPMENT

The Company is engaged in a field characterized by extensive research efforts and rapid, significant technological change. The Company is in the final stages of a multi-year research and development project relating to the development of new analog/digital two-way distance learning systems. The Company believes that it may be required to expend approximately $200,000 in 1996 to complete the development of these systems. The Company entered into a collaborative agreement in August, 1995 with The David Sarnoff Research Center to investigate and potentially develop advanced analog and digital applications of the Programming Technology.

In late 1995, the Company began major new research and development relating to its HyperTV Internet product and to firmware for advanced analog and digital set-top converter boxes. The Company has committed to approximately $150,000 in expenditures for these new projects, but total research and development expenditures in 1996 could be significantly higher.

There can be no assurance that research or development by others will not render the Programming Technology obsolete or that the research and development performed by the Company and/or its licensees and joint venture partners will continue or will be successful.

GOVERNMENT REGULATION

The Company believes, on the basis of its review of current legislation and regulations, that neither its present nor any proposed commercial implementation of the ACTV Programming Technology on distance learning networks, closed circuit television systems, cable, DBS or MMDS will require governmental license or approval. Certain broadcast applications and copper pairs with ADSL may require governmental approval. No assurance can be given that applicable laws will not change. In the event such approval were to be required, there can be no assurance that the Company would be able to obtain such approval or the licenses required for the further implementation of the ACTV Programming Technology.

MARKETING, LICENSING AND JOINT VENTURES

The primary markets targeted by the Company for the ACTV Programming Technology are in-home entertainment, education (with an emphasis on distance learning), site-based entertainment, and Internet applications. The Company seeks to exploit these markets principally in the U.S. through licensing the Programming Technology, by creating joint venture relationships, and by direct sales. To date, the Company's capital requirements to develop the Programming Technology, produce ACTV Programming, develop marketing approaches and strategic alliances, and to cover costs of sales and general and administrative expenses, have been significant, resulting in an accumulated deficit as of December 31, 1995 of approximately $30.4 million.

The Company will continue to implement a marketing program consisting of the employment of sales and marketing personnel, contracting with sales and marketing consultants, and the use of promotional efforts, including product demonstrations and participation in trade shows and conferences. The Company currently has two entertainment marketing executives, four educational sales people and eight educational distributors.

In entertainment, the Company has licensed the Programming Technology to LGV and The Greenwich Group and continues to seek other licensees and joint venture partners both in and outside of the United States. The Company is, and will continue to be, dependent upon the ability of licensees and joint venture partners to offer products and services that are commercially viable, and to actively promote and distribute the Programming Technology.

According to LGV, Videoway subscribers use an average of 13 hours per week of interactive services: 5.5 hours of video games, 2.5 hours of information services, and 5 hours of ACTV Programming -- primarily consisting of sports, news, game shows, and children's shows. In addition, focus group testing in Los Angeles that preceded the Prime Sports - West and CNN agreements indicated interest in ACTV sports, news, game shows, and in its educational and children's programming.

The Greenwich Group has licensed the Programming Technology for use in the theater environment, principally in shopping malls. The first children's theater opened in the Mall of America in Minneapolis, Minnesota, in November 1995.

In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned operating subsidiaries, to operate the Company's individualized television trial in Southern California and the planned regional television network that would roll-out to the potential 4.2 million sports subscribers in the region that reaches from Los Angeles to San Diego and Phoenix, if the trial is successful.

The trial, which marked the introduction of the Company's first U.S. regional individualized network (the "Regional Network"), commenced in the Los Angeles area in May 1995. The trial involves 1,000 cable subscribers and will run throughout most of 1996 and may extend into 1997. The Company believes that the Regional Network is the first programming service in the U.S. to both enhance existing programming and offer new individualized content.

Programming for the Regional Network is being provided to ACTV by (i) Prime Sports - West, currently a unit of TCI's Liberty Media, Liberty Sports division, which has approximately 4.2 million subscribers in the Southwest region of the U.S.; (ii) CNN, and (iii) GSN. The cable operator is Ventura County Cablevision, currently a subsidiary of Western Communications, whose ownership is scheduled to be transferred to TCI in early 1996. TCI and News Corp. have announced a joint venture, which, if completed, would merge Liberty Sports with Fox Sports. See "BUSINESS - Entertainment."

The Company has established four new wholly-owned subsidiaries which would operate additional regional individualized networks covering the San Francisco, Chicago, New York and Atlanta regions in the event that the Company decides to expand and provide services similar to those of the Regional Network in other regions across the U.S. To date, the four new wholly-owned subsidiaries have not engaged in any business activities, nor does the Company have any present intention to launch their activities. There can be no assurance that the results predicted with respect to the Regional Network will be realized, or if realized, will generate significant revenues for the Company.

The Company, its licensees or joint venture partners must produce and/or provide individualized programming for the Company to continue commercial entertainment operations in the U.S. For the most part, the Company, its licensees and joint venture partners are dependent upon third parties as sources for the linear programming that is to be enhanced into ACTV Programming. For the entertainment market, all programming to date has been produced either through LGV or by the Company itself.

With respect to the education market, the Company has executed non-exclusive agreements with seven entities to obtain linear programming that it can enhance to create ACTV Programs. Linear programs are standard television programs that can be viewed only as created and do not offer the viewer the option to make choices as to the content of the program or to respond to the program in an individualized way.

The Company has entered into agreements with Turner Educational Services, Inc., Phoenix Learning Group, Bergwall Productions, Inc., The Hasty Pudding Puppet Co., AIMS Media, Agency for Instructional Technology ("AIT") and Takeoff/Video Educational Excellence. Each of these agreements gives ACTV worldwide, perpetual marketing rights (except for the AIT agreement, which limits the rights to 15 years) to the programming produced. The companies are to receive quarterly royalties, based on the number of units of ACTV Programs sold.

There can be no assurance that the Company will be successful in reaching agreements with licensees and joint venture partners, that the Company's strategy of marketing the Programming Technology through its licensees and joint venture partners will be successful, or that the methods that its licensees and joint venture partners choose to market the Programming Technology will be successful. Further, the Company may be adversely affected by the financial and business considerations of its licensees and joint venture partners. Future joint venture and license agreements may provide that the licensees and joint venture partners will receive equity interest in the Company and/or its subsidiaries.

BOARD POLICY IN FAVOR OF LICENSING AND JOINT VENTURES

The policy of the Company is and has been, as set forth in the prospectus relating to its initial public offering in May 1994, "to license [the Company's] technology and arrange joint ventures for its use in a number of different industries." The Board of Directors has adopted a plan to take effect in the event that an entity deemed not likely to further such policy or to act inconsistently with the best interests of all the Company's shareholders seeks to acquire or has acquired 20% or more of the Company. The text of the Board resolution relating to this issue is as follows:

"Resolved, that it being in the best interests of the Corporation and the shareholders of the Corporation, the Board of Directors hereby approves and adopts a plan that, in the event that the Board of Directors determines that an acquirer has acquired, or seeks to acquire, 20% or more of the Corporation and that such acquirer is not a suitable acquirer since such acquirer will not further the Corporation's policy of acting as a broad licensor of the ACTV Programming Technology, or is otherwise likely to act inconsistently with the best interests of all the Corporation's shareholders, the Board is authorized to take all necessary action (including the hiring of an investment banking firm), to offer, by invitation, non-exclusive licenses to use and exploit the ACTV Programming Technology. The terms of such licenses may include the payment of royalties consisting of a significant initial advance, minimum annual payments and/or a percentage of annual net sales, and shall be consistent with, and no less favorable than, the terms of existing licenses. The Board is authorized, in its discretion, to employ an independent investment banking firm for the purpose of evaluating the terms of such licenses. In the event that an acquirer is identified and an auction is commenced, the Board reserves the right to terminate the auction at any time prior to the Corporation's entering into the non-exclusive license agreement."

SET-TOP CONVERTERS, TERMINALS, AND OTHER INTERACTIVE DEVICES

The Company does not intend to manufacture set-top converters, terminals, video servers, or other interactive devices.

In the entertainment market, ACTV signed, on June 8, 1993, a 20-year, non-exclusive, royalty-free manufacturing license with LGV. Today, the Videoway terminal manufactured through LGV is the only ACTV-compatible set-top converter available to potential distributors of ACTV Programming. The Company intends to grant licensees similar to the one granted to LGV to other manufacturers that are selected by the future distributors of ACTV Programming.

ACTV's Programming Technology can work with different modes of transmission (cable, DBS, broadcast, and MMDS), and is compatible with commonly available one-way, analog systems. In addition, it is compatible with the newer digital systems that have recently begun to be deployed. Therefore, there are many ways to design a distribution system that is compatible with ACTV's Programming functionality. The Company believes that the incremental cost of adding ACTV Programming functionality will not be significant in digital systems.

There can be no assurance that the Company will be successful in developing additional manufacturing licenses.

In the education market, the Company entered into an arrangement in March 1995, with General Instrument Corporation ("GI") pursuant to which ACTV's Programming Technology for distance learning will be integrated with GI's DigiCipher system. The DigiCipher is a digital decoder used by many distance learning networks that distribute their television signal digitally and require that the signal be decoded at their downlink sites. The new digital system will be called "DigiCipher/ACTV Distance Learning System," and will allow programming networks to develop individualized programming and distribute it digitally to their customers. Under the arrangement, the companies will cooperate technically, each paying their own costs, and GI would receive any revenues generated from the DigiCipher decoder while the Company would receive any revenues generated from the digital learning unit. At present, the Company and GI's concerted research and technical work toward the development of the new digital system is in its initial stage and will take most of 1996 to complete. There can be no assurance that the new digital system will be developed, or if developed, that it will generate significant revenues for the Company.

The Company executed a non-exclusive agreement in June 1992 with KDI Precision Products, Inc. ("KDI") to manufacture ACTV's classroom and distance learning systems, with compatible ACTV Programming functionality. KDI sells the systems to ACTV at prices and in accordance with a delivery schedule agreed upon from time to time. KDI also is a distributor of components such as television monitors, VCRs, remote controls, printers and cabinets used in conjunction with the systems. The agreement is subject to automatic renewal for additional one-year terms unless terminated by either party on six-months' written notice.

KDI is currently the only manufacturer of the classroom and distance learning systems. The Company believes that KDI can produce sufficient systems to meet the anticipated needs of ACTV in the education marketplace. In the event that KDI were unable to supply the systems, there can be no assurance that the Company could produce sufficient systems or obtain sufficient systems from another manufacturer at an acceptable price. The inability of ACTV to obtain systems would have a material adverse affect on the business of the Company.

CONSOLIDATION OF EDUCATIONAL PARTNERSHIP INTO ACTV

On July 14, 1992, ACTV Interactive, Inc. entered into a partnership agreement with Post-Newsweek Education, Inc., a wholly-owned subsidiary of the Post Company, pursuant to which ACTV Interactive was formed as a Delaware general partnership, for the purpose of selling products and services incorporating the ACTV Programming Technology to the education market. The Post Company received a 51% interest in ACTV Interactive; ACTV Interactive, Inc., a wholly-owned subsidiary of the Company, received a 49% interest in ACTV Interactive.

In connection with the formation of the partnership, the Company entered into a license agreement (the "License Agreement") with ACTV Interactive. Pursuant to the License Agreement, ACTV Interactive was given licenses to exploit certain of the Company's patents and related technology (collectively the "Patents") in the creation and distribution of educational programming. The License Agreement provided that the Company receive five percent (5%) of all revenues generated by ACTV Interactive.

On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million promissory note. The note was paid in full in October 1995. The consideration paid by the Company for the Post Company's full 51% interest in ACTV Interactive was determined after arms-length negotiations between the parties. The Company and the Post Company agreed to the amount of such consideration without receiving a valuation from a disinterested third party.

REORGANIZATION OF ACTV ENTERTAINMENT AND THE LGV AGREEMENTS

In March 1988, the Company formed ACTV Entertainment as equal stockholders with a subsidiary of LGV, Videotron Technologies Ltd. The Company granted to ACTV Entertainment the exclusive right to use the Company's Programming Technology in the United States DBS, cable and broadcast television markets. On June 8, 1993, LGV withdrew from its ownership in ACTV Entertainment, and the Company became the sole shareholder in ACTV Entertainment under the terms of an agreement with the subsidiary of LGV, thereby settling all outstanding legal disputes between the companies.

While ACTV gained full ownership and control of ACTV Entertainment in the settlement, it did agree to give up the royalty income it was receiving from its Videoway terminal license with LGV for Canada and Europe ($3.00 per user per year). Simultaneously with the June 8, 1993 change in ownership of ACTV Entertainment, the 1987 LGV exclusive foreign license for Canada, Europe and the Soviet Union was renegotiated. The new license provides LGV with a 20-year, non-exclusive, royalty-free license to manufacture its Videoway terminal with compatible ACTV Programming functionality. Videoway is a cable converter box capable of providing a variety of advanced services, including standard cable tuning and decoding capabilities, access to videotext, closed-captioning, data banks, video games, software downloading and electronic mail. LGV has informed the Company that it has installed Videoway converter boxes in approximately 240,000 homes in Canada.

In addition, the new modified license agreement allows LGV to produce ACTV Programming for a certain number of potential Videoway subscribers in the United States, Canada and in selected European countries. The license is limited to the condition that neither LGV nor its sublicensees receive any royalty or other fees with respect to ACTV Programming, except for promotion and direct production expenses paid by LGV. Any royalties or profits from third party programmers will be paid exclusively to ACTV.

The Company and LGV entered into their original agreement during the infancy of the development of interactive television. LGV had developed its Videoway TV set-top converter, which, among other things, enabled it to provide its subscribers with interactive capacity. The arrangement provided the Company with an outlet for its ACTV Programming while providing LGV with interactive product for its Videoway converter. As both companies developed, however, their missions began to diverge: LGV wanted to market its Videoway converter in the United States, and was less interested in the actual production of ACTV Programming, while the Company was interested in expanding its programming capacity and in making its ACTV Programming available for use with set-top converters manufactured and distributed by others. The restructuring of the relationship with LGV enabled both companies to focus on their respective goals, in that LGV now has the non-exclusive right to market the Videoway converter in the United States, and the Company has control of ACTV Programming development. See "Reorganization of ACTV Entertainment and the LGV Agreements."

PATENTS, APPLICATIONS, AND PROPRIETARY TECHNOLOGY

The Company has sought to protect the proprietary features of the Programming Technology it employs through patents, copyrights, confidentiality agreements, and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued ten patents, with seven additional patents pending, three of which name Dr. Michael Freeman, the Company's Advanced Product Development Liaison, as an inventor thereof, and two of which name Dr. Freeman and Gregory Harper, former President -- Technology Consulting Group, and one of which names Richard Bennett, who is not affiliated with the Company, as inventors thereof. The patents, which deal with different aspects of the ACTV Programming Technology, expire at various dates from 1998 to 2009.

Corresponding patents for some of the above U.S. patents have been granted or are pending in Canada, Japan, Australia and the European Patent Office. When a patent is granted by the European Patent Office, and upon the filing of appropriate translations, protection will be available in the designated European countries. The Company believes such patents will strengthen its competitive position in the aforementioned countries.

Dr. Freeman, Mr. Harper and Mr. Bennett have assigned to the Company all right, title, and interest in and to the above US patents and any corresponding foreign patents or applications based thereon. In addition, Dr. Freeman has agreed to assign to the Company the rights and title in and to all future patents and applications, and any corresponding foreign patents or application relating to the ACTV Programming Technology.

There can be no assurance that the patents held by the Company are enforceable, particularly in view of the high cost of patent litigation, nor can there be any assurance that the Company will derive any competitive advantages therefrom. To the extent that patents are not issued for any other products developed by the Company, the Company would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating the Company's products by designing around the patented aspects. In addition, there can be no assurance that the Company's products will not infringe on patents owned by others, licenses to which may not be available to the Company, nor that competitors will not develop functionally similar products outside the protection of any patents the Company has or may obtain.

The Company requires each of its employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or a consulting relationship with the Company. These arrangements generally provide that all inventions, ideas, and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be the exclusive property of the Company. This information shall be kept confidential and not disclosed to third parties, except by consent of the Company or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

COMPETITION

The development of interactive television applications is highly competitive. The Company competes within the television industry with many other applications which may be considered interactive. Moreover, the Company also competes with other forms of entertainment and educational programming, many of which are much more established, including standard television programming and the rapidly growing CD-ROM market. Among the Company's competitors in both the area of interactive television and in other media are companies that have greater financial, technical and marketing resources than the Company.

At the present time, there are a number of different interactive television applications that have been developed or are under development by others which might be considered to be competitive with the Company's Programming Technology. These other interactive applications in general are delivered via cable television, or through play-along devices that are attached to the television. To the best of the Company's knowledge, none of the point to multi-point systems based on these technologies allow the viewer to affect what is seen on the television in the same manner or to the extent of the ACTV Programming Technology.

The new interactive television applications principally fit in six primary categories: (1) information and channel guide services, (2) transactional services, (3) quantity/video-on-demand, (4) separate device play-along, (5) video games and (6) individualized TV.

ACTV fits in the individualized TV category. Only individualized television allows every television viewer to interact personally with and change the TV program itself. Within the limits of the programmed choices, each sports fan can watch the action the way he or she chooses, and each child receives individual instructions based on his or her own response to the on-screen teacher.

ACTV's process of creating individualized television programming involves viewer selection from a multiple number of frame-synchronized video, graphics, and/or audio signals delivered at one time. The viewer sees and/or hears only one of the signals at a given moment; the other signals are transparent. Using a remote control, the viewer interacts with the television by making selections or decisions called for by the specially-prepared programming. Based on a viewer's inputs, the ACTV Programming Technology, which uses a microprocessor, automatically switches at pre-determined intervals between various segments of the multiple signals. The viewer cannot detect when such a switch takes place because it occurs instantly and with frame accuracy.

The results appear seamless and uninterrupted -- for the viewer the programming is completely individualized. Although an individualized program and its associated branches are taped in a normal linear fashion, the program, when shown, has thousands of possible segment combinations available for each viewer to experience. The particular version one sees is based on individually selected preferences and inputs. An unlimited number of independent viewers can interact with an ACTV Program simultaneously. See "ACTV Programming Technology."

A summary of each of the other interactive application follows:

1) Information and Channel Guide Services This form of interactivity enables the television to serve as a tool for information accessibility and retrieval. The most immediate application is for channel guide services, which allow viewers to easily determine the locations of programs in an expanded channel universe. Information services include access to large external text and graphic information databases, such as those provided by America On-Line and Prodigy.

2) Transactional Services This application allows the television viewer to purchase merchandise displayed on-screen by pressing a button on his or her remote control. Transactional services could be in the form of a home shopping program or an addendum to a commercial. Through their television sets, viewers may receive video, still pictures, text or audio about the selected products.

3) Quantity/Video on Demand Cable, DBS and MMDS systems that incorporate digital television delivery will be able to offer substantially more channels than their analog predecessors. Programs transmitted digitally can be randomly accessed through menu selection items. Extensive pay-per-view movies could be made available, popular shows might be aired at many different starting times, and the viewer could purchase, on an a la carte basis, television shows following their initial air date on broadcast or cable TV.

4) Separate Device Play-Along This application allows viewers to play along with television programs such as game shows or sporting events. The viewer has a separate controller that receives information about the show in progress, and either displays it on the controller itself, or overlays television pictures with text and/or graphics. Players can compete with the on-screen contestants for prizes. Although the TV programming itself is unchanged, game players at home see their results displayed on the play-along device's screen.



5) Video Games Interactive television services will allow a user to call up video games, like those now marketed by Nintendo and Sega, through the cable TV box. Historically, video games have been delivered on cartridges inserted into special-purpose terminals attached to a television set.

Since the Company's business strategy depends in large part on its ability to attract joint venture partners and/or licensees, the Programming Technology must be more appealing to potential joint venture partners or licensees than other technologies which currently exist or are now under development or may be developed in the future.


EMPLOYEES

At December 31, 1995, the Company, employed 24 full-time employees; the Company believes that its relationships with its employees are generally satisfactory.

ITEM 2. PROPERTY - OFFICES AND FACILITIES

The Company and its subsidiaries maintain their principal and executive offices at Rockefeller Center, 1270 Avenue of the Americas, New York, New York, where they lease approximately 6,300 square feet at a rent of approximately $17,400 per month pursuant to a lease that expires in January 2001. The lease may be terminated by the Company beginning in May 1999, but if it is so terminated, the Company must pay an early termination fee to the landlord. The Company maintains an engineering staff and an editing studio at 1600 Broadway, New York, New York, where it leases approximately 2,500 square feet at a rent of $3,450 per month, pursuant to a lease that expires in December 1999. The lease agreement provides for cancellation by either party with no penalty at the end of 1996. In addition, the Company maintains offices at 9454 Wilshire Boulevard, Beverly Hills, California, which are leased on a month-to-month basis for approximately $1,350 per month by The Los Angeles Individualized Television Network, Inc. The Company believes its current facilities are suitable and adequate, and that they provide the productive capacity necessary for the performance of the operations of the Company. None of the Company's properties is leased from affiliated persons.

ITEM 3.        LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on July 11 , 1995, for the purpose of electing directors and approving the appointment Deloitte & Touche LLP as the Company's independent certified public accountants. The directors were elected by votes of between 7,931,259 and 7,948,359 shares in favor and between 49,660 and 66,760 shares withheld. The independent certified public accountants were approved by a vote of 7,994,844 shares in favor, 600 shares opposed, and 2,575 abstentions.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") and the Boston Stock Exchange under the symbols "IATV" and "IAT", respectively. The following table sets forth the high and low sale prices for Common Stock as reported by NASDAQ.

                                 Common Stock

1995 Quarter                     High         Low
                             -------------------------
  First                          6 5/8        3 3/8
  Second                         5 1/4        4
  Third                          5 3/4        3 7/16
  Fourth                         5 13/16      3 1/8


                                 Common Stock

1994 Quarter                     High         Low
                             -------------------------
  First                          7 3/8        5 3/4
  Second                         6 1/8        5
  Third                          5 7/8        5
  Fourth                         5 1/8        3 3/8


On March 27, 1996, there were approximately 300 holders of record of the Company's 11,888,605 outstanding shares of Common Stock.

On March 27, 1996, the closing bid and asked prices of the Common Stock as reported by NASDAQ were $4 1/2 and $4 5/8, respectively.

The Company has not paid cash dividends since its organization. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA



                                                               Years Ended December 31,
                                 ----------------------------------------------------------------------------
                                    1991            1992               1993          1994          1995
                                    ----            ----               ----          ----          ----
Statement of Operations:
Revenues                         $1,018,074        $532,596(1)        $164,602(1)    $938,416     $1,311,860
Operating Expenses                4,435,322       2,798,847(1)       3,443,513(1)   5,734,132      8,272,884
Equity in Net Loss of
ACTV Interactive (2)                   --           187,781            506,303        143,500           --
Loss Before Extraordinary
Item (3)                          3,313,998       2,778,085          4,156,955      5,122,010      6,920,906
Net Loss (3)                      3,313,998       2,778,085          4,156,955      4,465,240      6,826,789
Weighted Average Shares
Outstanding                       4,043,867       4,665,686          5,800,134      7,897,278     10,162,128
Loss Per Common Share Before
Extraordinary Item (3)                 0.82            0.59               0.72           0.65           0.68
Net Loss Per Common
Share (3)                              0.82            0.59               0.72           0.57           0.67
Balance Sheet Data:                12/31/91        12/31/92           12/31/93       12/31/94       12/31/95

Working Capital                     128,834        (104,486)         2,263,225      1,503,703      2,397,027
Total Assets                      2,828,119       3,146,503          5,920,720      7,733,314      8,551,128
Long Term Obligations               669,796       1,792,794          2,220,794      2,325,061           --
Stockholders' Equity (4)          1,775,038       1,006,314          1,910,603      3,972,543      6,893,853
Total Capitalization              2,444,834       2,799,108          4,131,397      6,297,604      6,893,853

(1) For the period between July 15, 1992, and March 11, 1994, all education sales and expenses were reported separately by the Company's 49%
        affiliate,  ACTV  Interactive,   and  were  not  consolidated  with  the
        Company's statements of operations. For the remainder of 1994, operational results related to education were included with those of the Company, as a result of the Company's March 11, 1994 purchase of the Post Company's 51% interest in ACTV Interactive.
(2) The results of ACTV Interactive are accounted for under the equity method of accounting for the years 1992 and 1993 and for the period January 1, 1994 to March 11, 1994.
(3) Includes for the year ended 12/31/94 an extraordinary gain of $656,770, ($.08 per share) related to the extinguishment of debt and equipment lease obligations. Includes for the year ended 12/31/95 an extraordinary gain of $94,117 ($.01 per share) related to the extinguishment of debt obligations.
(4) No cash or non-cash dividends have been paid or granted and the Company does not anticipate the declaration or payment of dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY


ACTV, Inc. (the "Company") was organized to develop and market the ACTV Programming Technology, which permits each viewer to simultaneously experience individualized television programming. Since its inception, the Company has incurred operating losses approximating $30.4 million related directly to the development and marketing of the ACTV Programming Technology.

ACTV's individualized programming is designed to work with both single and multiple channels of 6MHz band-width and with different modes of transmission: cable, direct broadcast satellite ("DBS"), multi-microwave distribution systems ("MMDS"), broadcast systems, distance learning networks and closed circuit televisions systems. It is compatible with commonly available one-way analog systems as well as the newer digital systems that have recently begun to be deployed.

ACTV's strategy is to generate revenues from the sale of ACTV Programming that it either owns, has licensed or that has been created by a third party under a license from ACTV, including fees paid by subscribers to premium cable networks in which the Company has an ownership interest. The Company's mission is to improve the quality of entertainment and education television programming.

The chief markets presently targeted by the Company for the ACTV Programming Technology are in-home entertainment, education (with an emphasis on distance learning), site-based entertainment and Internet applications. The Company seeks to exploit these markets, principally in the U.S., through licensing the Programming Technology, by creating joint venture relationships, and by direct sales.

In March 1988, the Company formed ACTV Entertainment Inc. ("ACTV Entertainment") as an equal shareholder with Le Groupe Videotron ("LGV") of Canada. The Company granted to ACTV Entertainment the exclusive right to use the Company's Programming Technology in the United States DBS, cable, and broadcast television markets.

In June 1993, LGV withdrew from its ownership in ACTV Entertainment, and the Company became the sole shareholder of ACTV Entertainment under the terms of an agreement with a subsidiary of LGV. In exchange for gaining full ownership and control of ACTV Entertainment in the settlement and for the conversion of LGV's exclusive license for Canada and Europe to a non-exclusive license, the Company agreed to give up the license fee revenue it had received from LGV for LGV's use of the Programming Technology in Canada and Europe.

The Company and LGV entered into their original agreement during the infancy of the development of interactive television. LGV had developed its Videoway TV set-top converter, which, among other things, enabled it to provide its subscribers with interactive capacity. The arrangement provided the Company with an outlet for its ACTV Programming while providing LGV with interactive product for its Videoway converter.

As both companies developed, however, their missions began to diverge: LGV wanted to market its Videoway converter in the United States, and was less interested in the actual production of ACTV Programming, while the Company was interested in expanding its production capacity and in making its ACTV Programming available for use with set-top converters manufactured and distributed by others, including other cable and broadcast network operators. The restructuring of the relationship with LGV enabled both companies to focus on their respective goals, in that LGV now has the non-exclusive right to market the Videoway converter in the United States, and the Company has control of ACTV Programming development. See "BUSINESS -- Entertainment -- Reorganization of ACTV Entertainment and the LGV Agreements."

In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned operating subsidiaries, to operate the Company's individualized television trial in Southern California and, if the trial is successful, the planned regional television network that would target approximately 4.2 million sports subscribers in the region that reaches from Los Angeles to San Diego and Phoenix.

The trial, which marked the introduction of the Company's first U.S. regional individualized network (the "Regional Network"), commenced in the Los Angeles area in May 1995. The trial involves 1,000 cable subscribers and will run throughout most of 1996 and may extend into 1997. The Company believes that the Regional Network is the first programming service in the U.S. to both enhance existing programming and offer new individualized content.

Programming for the Regional Network is being provided to ACTV by Prime Sports - West, currently a unit of Telecommunications, Inc.'s ("TCI") Liberty Media, Liberty Sports division, which has approximately 4.2 million subscribers in the Southwest region of the U.S., Cable News Network, Inc. ("CNN") and the Game Show Network, a subsidiary of Sony Entertainment, Inc. ("Sony"). The cable operator for the Regional Network is Ventura County Cablevision, currently a subsidiary of Western Communications, whose ownership is scheduled to be transferred to TCI in early 1996. TCI and News Corp. have announced a joint venture, which, if completed, would merge Liberty Sports with Fox Sports. See "BUSINESS - Entertainment."

The Company has established four new wholly-owned subsidiaries which would operate additional regional individualized networks covering the San Francisco, Chicago, New York and Atlanta regions in the event that the Company decides to expand and provide similar services to those of the Regional Network in other regions across the U.S. To date, the four new wholly-owned subsidiaries have not engaged in any business activities, nor does the Company have any present intention to launch their activities. The Regional Network, and any expansion plans related thereto, is part of the Company's plan to develop the entertainment division of its business which, to date, does not generate any revenue for the Company.

In January 1995, the Company signed an exclusive license with Greenwich Entertainment Group ("The Greenwich Group") for the use of the Programming Technology in the theater environment, specifically in shopping malls, museums and entertainment centers. The first theater opened in the Mall of America in Minneapolis, Minnesota on November 18, 1995. See "BUSINESS -- Site-Based Entertainment and Internet Applications."

In entertainment, the Company has licensed the Programming Technology to LGV and The Greenwich Group and continues to seek other licensees and joint venture partners both in and outside the United States. The Company is, and will continue to be, dependent upon the ability of licensees and joint venture partners to offer products and services that are commercially viable, and to actively promote and distribute the Programming Technology.

There is no assurance that the Company will be successful in reaching agreements with licensees and joint venture partners, that the Company's strategy of marketing the Programming Technology through its licensees and joint venture partners will be successful, or that the methods which its licensees and joint venture partners choose to market the Programming Technology will be successful. Further, the Company may be adversely affected by the financial and business considerations of its licensees and joint venture partners. Future joint venture and license agreements may provide that the licensees and joint venture partners will receive equity interest in the Company and/or its subsidiaries.

In July 1992, the Company entered into an agreement with a subsidiary of the Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized for the purpose of marketing products and services incorporating the Programming Technology to the education marketplace. The subsidiary of the Post Company owned a 51% share.

On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million promissory note (the "Note"). The principal amount of, and accrued interest due on, the Note was paid in full in October 1995.

Through March 17, 1997 (subject to extension in certain circumstances), the Post Company has the right to purchase from the Company, at a price to be determined, the amount of shares of Common Stock necessary to bring its percentage ownership of the total then outstanding shares of Common Stock to 51%. If such option is exercised, the Post Company will be able to control the affairs of the Company.

The Company believes that channel capacity will not be a significant factor in the distance learning or site-based entertainment market. However, in order to be delivered over cable, MMDS or DBS systems for the in-home entertainment market, the ACTV Programming must compete for channel space on these systems, many of which have limited available channel capacity. Although a simpler form of individualization can be achieved by the Company's using one channel of band-width, the more sophisticated applications of ACTV Programming currently require three to four channels of analog band-width. There is no assurance that cable, MMDS or DBS operators will devote a sufficient number of channels of band-width to the Programming Technology in the future. The Company may be limited in its ability to expand into the in-home entertainment market, unless cable, MMDS and DBS operators continue to upgrade and increase their channel capacity using some form of "compression technology," whereby the digitalization of the information required to produce a television picture reduces the channel capacity required for programming that incorporates the Programming Technology. The compression technologies recently deployed and those currently under development would enable the Company to use the more complex applications of the Programming Technology on one channel of band-width. The Company believes, although there can be no assurance, that the cable, MMDS and DBS industries are, in general, moving in the direction of increasing channel capacity. The costs associated with such compression technology may result in substantial additional costs to cable, MMDS and DBS operators. However, the Company's management cannot currently quantify such additional costs, which may adversely affect the Company's future operations. The Company is continuing its investigation of various compression techniques. See "BUSINESS."

The Company anticipates continued good working relationships with both the Post Company and LGV and believes, although there can be no assurance, that the restructuring of these relationships has put the Company in an improved position with regard to its ability to enter into other strategic alliances and to seek additional financing when required. There can be no assurance, however, that such strategic alliances or additional financing will be available to the Company when desired on terms acceptable to the Company or at all.

For purposes of discussing the combined statements of the Company, its subsidiaries, and ACTV Interactive, all intercompany items have been eliminated.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995

During the year ended December 31, 1995, the Company's revenues increased 40%, to $1,311,860, from $938,416 in the year ended December 31, 1994. The increase was the result of higher sales to the education market and to the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive, during the full year. Prior to the Company's purchase on March 11, 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting. As a result, the sales of ACTV Interactive during the period from January 1, 1994, to March 11, 1994, were not included in the reported revenues of the Company.

Cost of sales in the year ended December 31, 1995, was $334,136, compared to $296,839 in the year ended December 31, 1994. All cost of sales for both years were related to education product sales. The Company's cost of sales as a percentage of sales revenue decreased to 25% in 1995, as compared to 31% in 1994. The decrease during the more recent period was the result of proportionately greater sales of programming, which carries a higher margin, versus equipment.

Total expenses excluding cost of sales and interest expense in the year ended December 31, 1995, increased 46%, to $7,938,748, from $5,437,293 in the comparable period in 1994. A significant factor was the increase in stock appreciation rights expense of over $1 million during the year ended December 31, 1995, due to a higher price of the Company's stock at year end, as well as to certain exercises during 1995. The increase was due also to higher research and development expenses, and to greater selling and administrative and operating costs associated with the May 1995 launch of the Company's network trial in Los Angeles. A third reason for the increase was the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which during a portion of 1994 were reported separately.

Direct expenses related to the entertainment market for the fiscal year ended December 31, 1995 were approximately $1.4 million, and direct expenses related to the education market for the fiscal year ended December 31, 1995 were approximately $1.9 million.

Depreciation and amortization expense for the year ended December 31, 1995, increased 54%, to $1,113,278, from $798,559 for the year ended December 31, 1994. This increase was the result of the greater depreciation expense in the more recent period relating to equipment used in the Los Angeles trial and to patents. In addition, the Company's amortization of goodwill arising from the purchase of the Washington Post's interest in ACTV Interactive was higher in 1995 due to its recognition for the full yearly period, as compared to its recognition in 1994 for the period from March 11, 1994 to December 31, 1994.

The Company's interest expense for the year ended December 31, 1995, decreased 57%, to $98,392, compared to $226,671 in the prior year's comparable period. The decrease was due to the repayment of in full of the Company's debt obligations during 1995. Interest income in the year ended December 31, 1995, increased 216%, to $138,510, compared with $43,877 in the year ended December 31, 1994. The increase resulted from higher available cash balances in the more recent period.

For the year ended December 31, 1995, the Company's net loss before extraordinary items was $6,920,906, or $.68 per share, an increase of 35% over the net loss of $5,122,010, or $.65 per share, incurred in the prior year's comparable period. The Company recorded an extraordinary gain of $94,117 in the year ended December 31, 1995 and $656,770 in the year ended December 31, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the year ended

December 31, 1995, was $6,826,789,  or $.67 per share as compared to $4,465,240, or $.57 per share, for the year ended December 31, 1994. The increase in net loss was due to principally to the increased operating, selling and administrative and stock appreciation right expenses noted above during the more recent year.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1993 AND DECEMBER 31, 1994

During the year ended December 31, 1994, the Company's revenues increased 470%, to $938,416, from $164,602 in the year ended December 31, 1993. The increase was primarily the result of the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Interactive. Prior to the Company's purchase in March 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting. All of the Company's revenues for the year ended December 31, 1994, were generated by its ACTV Interactive subsidiary through its activities in the entertainment market.

On a pro forma basis, assuming that the Company's results were consolidated with those of ACTV Interactive for the entire year ended December 31, 1994, (see Note
15), revenues increased 16%, to $1,128,472 compared with revenues of $970,498 pro forma in the year ended December 31, 1993. Pro Forma education sales in the year ended December 31, 1994 were $1,128,472, an increase of 34% over pro forma education sales of $842,752 in the comparable period in 1993.

Cost of sales in the year ended December 31, 1994, was $296,839, all of which related to education product sales. The Company recorded no cost of sales for the year ended December 31, 1993, since it was reported separately by ACTV Interactive.

Total expenses excluding cost of sales and interest expense in the year ended December 31, 1994, increased 58%, to $5,437,293, from $3,443,513 in the comparable period in 1993. This increase was partially the result of the Company's recognition in the more recent period, as explained above, of the expenses of ACTV Interactive, which in 1993 were reported separately. On a pro forma basis, total expenses (including cost of sales) before interest expense in the year ended December 31, 1994, increased 10%, to $6,220,578, from $5,674,152 in the year ended December 31, 1993. The increase was due also to higher research and development expenses, and to greater general and administrative costs associated with market and product development for application of the Programming Technology in the distance learning and in-home entertainment markets.

Direct expenses related to the entertainment market for the fiscal year ended December 31, 1994 were approximately $1.4 million, and direct expenses related to the education market for the fiscal year ended December 31, 1994 were approximately $350,000.

Depreciation and amortization expense for the year ended December 31, 1994, increased 48%, to $798,559, from $534,947 for the year ended December 31, 1993. This increase was the result of the Company's amortization of goodwill in the more recent period arising from the purchase of the Washington Post's interest in ACTV Interactive.

The Company's interest expense for the year ended December 31, 1994, decreased 47%, to $226,671, compared to $428,221 in the prior year's comparable period. The decrease was due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Washington Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. in March 1994. Interest expense declined also due to the repayment of certain obligations of the repayment pool, as well as the accrual of interest payable on the repayment pool obligations at lower rats, in reflection of a general decline in interest rates. Interest income in the year ended December 31, 1994, decreased 29%, to $43,877, compared with $56,480 in the year ended December 31, 1993. The decrease resulted from lower available cash balances in the more recent period and lower market rates of interest.

For the year ended December 31, 1994, the Company's net loss before extraordinary items was $5,122,010, or $.65 per share, an increase of 23% over the net loss of $4,156,955, or $.72 per share, incurred in the prior year's comparable period. The Company recorded an extraordinary gain of $656,770 in the year ended December 31, 1994, the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after the extraordinary gain for the year ended December 31, 1994, was $4,465,240, or $.57 per share.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company (including its operating subsidiaries ACTV Entertainment, ACTV Interactive, Inc., The Los Angeles Individualized Television Network, Inc., and 3D Virtual, Inc.) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through December 31, 1995, the Company had an accumulated deficit of approximately $30.4 million. The Company's cash position on December 31, 1995, was $3,531,782 compared to $2,479,840 on December 31, 1994.

During the year ended December 31, 1995, the Company used $5,098,477 in cash for its operations, compared with $3,885,852 for the year ended December 31, 1994. The increase in the more recent year was due to higher selling and administrative expenses and to increased operating activity related to the Company's individualized television trial launched in May 1995. The Company met its cash needs in the year ended December 31, 1995, principally from the proceeds of a series of sales of common stock to private investors throughout the first three quarters of the year (aggregating $8.9 million in proceeds). During the year ended December 31, 1995, the Company used cash of $2,247,469 to repay in full both its short-term and long-term notes payable obligations.

The Company met its cash needs in the year ended December 31, 1994, from the remaining proceeds of the redemption of its Redeemable Warrants in May 1993, from the exercise of options by the Post Company and by others (aggregating $1.6 million in proceeds) and from a series of private sales of the Company's Common Stock during the fourth quarter of the year (aggregating $3.0 million in proceeds). During the year ended December 31, 1994, the Company used cash of $136,020 and issued notes for $215,000 to extinguish obligations recorded at an aggregate value of $1,000,666 as of December 31, 1993.

During 1994, the Company raised $1,500,000 in equity from the conversion by the Post Company of its option to purchase 750,000 shares of the Company's Common Stock at $2.00 per share. In a separate transaction, the Company eliminated its convertible note payable obligation to the Post Company, as the Post Company converted the note's full principal and accrued interest of $1,742,667 into 871,334 shares of the Company's Common Stock at $2.00 per share.

With respect to investing activities in the year ended December 31, 1995, the Company used cash of $575,323 related to equipment purchases for the California trial referred to above. In the year ended December 31, 1994, the Company used cash of $2,500,000 to purchase the Post Company's 51% interest in ACTV Interactive and cash of $142,122 related to new patent filings. The Company had only minimal other investing activities in the period.

ACTV  Entertainment,   ACTV  Interactive  and  The  Los  Angeles  Individualized
Television Network, Inc. and 3D Virtual, Inc. are dependent on advances from the Company to meet their obligations.

During the year ended December 31, 1995, the Company advanced approximately $500,000 to ACTV Interactive and $1.7 million to its The Los Angeles Individualized Television Network, Inc. subsidiary. Advances to other subsidiaries were minimal during 1995.

During the year ended December 31, 1994, the Company advanced approximately $350,000 to its ACTV Entertainment subsidiary, and approximately $390,000 to its ACTV Interactive subsidiary. Advances are based upon budgeted expenses and revenues for each respective subsidiary. Adjustments are made during the course of the year based upon the subsidiary's performance versus the projections made in the budget.

The Company's balance sheet as of December 31, 1995, also reflects the accrual of expenses of $566,883 related to the Company's stock appreciation rights plan. As compared to the Company's balance sheet as of December 31, 1994, the Company's balance sheet as of December 31, 1995, reflects a decrease of $25,250 in short-term notes payable relating to repayment of a note, and a decrease in notes payable of $2,325,061, resulting from repayments of principal and interest resulting from a note payable to the Post Company.

The Company believes that it may be required to expend approximately $200,000 in during 1996 to facilitate the completion of current research and development projects. In addition, the Company began work in the fourth quarter of 1995 and the first quarter of 1996 on two new research and development projects relating to its HyperTV Internet product and to firmware for advanced analog and digital set-top converter boxes. The Company has committed approximately $150,000 in expenditures during 1996 for these new projects, but total research and development expenditures in 1996 could be significantly higher.

During the first quarter of 1996, the Company raised approximately $1.9 million from the private sale of shares of the Company's Common Stock.

Management of the Company believes that its current funds, including the $1.9 million raised in the first quarter of 1996, will enable the Company to finance its operations for at least the next twelve month period. However, if the Company's assumptions and beliefs prove to be incorrect, the Company may require additional financing during this period. In the event that the Company does require additional financing, the Company has no agreements, arrangements or understandings to obtain such additional financing.

The Company does not have any material contractual commitments for capital expenditures.

IMPACT OF INFLATION

Inflation has not had any significant effect on the Company's operating costs.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109.

The adoption of this pronouncement did not have a material impact on the financial statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 106 AND 112.

The  Company  does  not  have  an  employee   benefit  plan  affected  by  these
pronouncements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121.

This statement, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition and results of operations from the adoption of this statement to be material.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS NO. 123").

This statement, "Accounting for Stock-Based Compensation," requires adoption of disclosure provisions no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123 companies are encouraged, but not required, to adopt the fair value method of employee stock-based transactions. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the SFAS No. 123 will have on its operating results, financial position and per share results should it elect to make such a change.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 14 in this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.       MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report on Form 10-K a definitive proxy statement (the "Proxy Statement"), pursuant to Regulation 14A pertaining to the Annual Meeting of Stockholders to be held in June 1996. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.


ITEM 13.       CERTAIN TRANSACTIONS

Information regarding certain transactions will appear under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

(a)1.   FINANCIAL STATEMENTS:

See the Index to Consolidated Financial Statements on Page F-1 hereafter, which is incorporated by reference.


(a).3   EXHIBITS (inapplicable items omitted):

3.           (i)(a)      Restated Certificate of Incorporation.*
             (i)(b)      Certificate of Amendment to Certificate of
                         Incorporation ******
             (ii)        By-Laws.*
             (iii)       Form of Warrant Agreement by and between the Registrant
                         and Continental Stock Transfer and Trust Company, as
                         Warrant Agent.*
             (iv)        Form of Underwriter's Warrant Agreement by and between
                         the Registrant and the Underwriter.*
             (v)         Intentionally Omitted.*

5.           (i)         Opinion of Gersten, Savage, Kaplowitz & Curtin.*

9.           Voting Trust Agreements
             (i) - (xxi) Deleted.
             (xxii) Voting Trust Agreement dated November 11, 1994 by and between William C. Samuels and Michael J. Freeman
             (xxiii) Voting Trust Agreement dated March 10, 1994 by and among William C. Samuels, The Washington Post Company and ACTV, Inc. -- formerly 10.(lxix)******

10.   Material Contracts.

             (i) Form of Consulting Agreement by and between the Registrant and the Underwriter.*
             (ii) Lease, dated December 5, 1986, by and between the Registrant, as the Tenant, and Rockefeller Center Properties, as the Landlord.*
             (iii)- (v)  Deleted.
             (vi) License Agreement, dated November 2, 1987, by and between the Registrant and Le Groupe Videotron, Ltee with respect to Canada, Europe and the USSR.*
             (vii)       Deleted.
             (viii) Stock Purchase Agreement, dated March 8, 1988, by and among ACTV Entertainment, Inc.. (formerly ACTV Domestic Corp.), the Registrant and Le Groupe Videotron, Ltee, as Buyer.*
             (ix) Shareholders Agreement, dated March 8, 1988, by and among ACTV Entertainment, Inc.. (formerly ACTV Domestic Corp.), as the Corporation, and Le Groupe Videotron, Ltee and the Registrant, as the Shareholders.*

             (x)         License Agreement, dated August 20, 1994, by and
                         between ACTV Entertainment, Inc. (formerly ACTV
                         Domestic Corp.) as Licensee and the Registrant as
                         Licensor.*
             (xi)        Pledge Agreement, dated March 8, 1988, by and between
                         ACTV Domestic Corp. (formerly ACTV Domestic Corp.), as
                         the Pledgee, and Le Groupe Videotron, Ltee, as the
                         Pledgor.*
             (xii)       Option Agreement, dated as of November 2, 1987, between
                         the Registrant, as the corporation, and Le Groupe
                         Videotron Ltee, as the Optionee.*
             (xiii)      Letter agreement, dated November 29, 1988, with Groupe
                         Videotron, Ltee.*
             (xiv)       Deleted.
             (xv)        United States Patent for Interactive Cable Television
                         System, number 4,264,925, dated April 28, 1981.*
             (xvi)       United States Patent for Dedicated Channel Interactive
                         Cable Television System, number 4,264,924, dated April
                         28, 1981.*
             (xvii)      United States Patent for Method for Expanding
                         Interactive CATV Choices for a Given Channel Capacity,
                         number 4,573,072, dated February 25, 1986.*
             (xviii)     United States Patent for Method for Providing A
                         Targeted Profile Interactive CATV Display, number
                         4,602,279, dated July 22, 1986.*
             (xix)       United States Patent for One Way Interactive
                         Multisubscriber Communication System number, 4,507,680,
                         dated March 26, 1985.*
             (xx)        United States Patent for Interactive Television System
                         for Providing Full Motion Synched Compatible
                         Audio/Visual Displays, number 4,847,698, dated July 11,
                         1989.*
             (xxi)       United States Patent for Interactive Television System
                         for Providing Full Motion Synched Compatible
                         Audio/Visual Television Signals, number 4,847,700,
                         dated July 11, 1989.*
             (xxii)      United States Patent for Method for Providing an
                         Interactive Full Motion Synched Compatible Audio/Visual
                         Television Display, number 4,847,699, dated July 11,
                         1989.*
             (xxiii)     Option Agreement, dated as January 1, 1989, by and
                         between Jay M. Kaplowitz and the Registrant.*
             (xxiv)      Revised Confirmatory Assignment dated October 31, 1989,
                         by and between Michael J. Freeman and the Registrant.*
             (xxv)       Confirmatory Assignment dated September 13, 1989, by
                         and between Michael J. Freeman and the Registrant.*
             (xxvi)      Termination and Settlement Agreement, dated June 11,
                         1985, by and among the Registrant, as the Company, and
                         Michael Freeman, Berte Hirschfield, as the New
                         Investors, and Catalyst I Partners, Nolan Bushnell and
                         Catalyst Technologies, as the Former Investors.*
             (xxvii)     Financing Agreement, dated June 11, 1985, by and among
                         the Registrant, and Michael Freeman, Ph.D., Berte
                         Hirschfield and Leonard Schaier, as the Investors.*
             (xxviii)    Deleted.
             (xxix)      Letter Agreement, dated June 11, 1985 by and among the
                         Registrant, Berte Hirschfield, Michael Freeman and
                         Prudential- Bache Securities, Inc.*
             (xxx)       Deleted.

             (xxxi)      Articles of Incorporation of ACTV Entertainment, Inc.
                         (formerly ACTV Domestic Corp.), filed in the State of
                         New York on March 8, 1988.*
             (xxxii)     By-Laws of ACTV Entertainment, Inc. (formerly ACTV
                         Domestic Corp.)*
             (xxxiii)    Form of 1989 Employee Incentive Stock Option Plan.*
             (xxxiv)     Form of Amendment No. 1 to 1989 Employee Incentive
                         Stock Option Plan.*
             (xxxv)      Form of 1989 Employee Non-qualified Stock Option Plan.*
             (xxxvi)     Form of Amendment No. 1 to 1989 Employee Non-qualified
                         Stock Option Plan.*
             (xxxvii)    1986 Non-qualified Stock Option Plan.*
             (xxxviii)   Form of 1986 Non-qualified Stock Option Agreement.*
             (xxxix)     Stock Option Agreement, dated as of August 1, 1989, by
                         and between the Registrant and William C. Samuels.*
             (xl)        Deleted
             (xli)       Option Agreement dated as of March 1, 1989 by and
                         between David Reese and the Registrant.*
             (xlii)      Deleted.
             (xliii)     Deleted.
             (xliv)      Deleted.
             (xlv)       Deleted.
             (xlvi)      Deleted.
             (xlvii)     Deleted.
             (xlviii)    Deleted.
             (xlix)      Deleted.
             (l)         Deleted.
             (li)        Deleted.
             (lii)       Option and Majority Rights Agreement, dated March 17,
                         1992, by and between The Washington Post Company and the Registrant.***
             (liii)      Convertible Note Purchase Agreement, dated March 17,
                         1992, by and between The Washington Post Company and the Registrant.***
             (liv)       Standstill Agreement, dated March 17, 1992, by and
                         between The Washington Post Company and the
                         Registrant.***
             (lv)        Common Stock Purchase Agreement, dated March 17, 1992,
                         by and between The Washington Post Company and the Registrant.***
             (lvi)       Security Agreement, dated March 17, 1992, by and
                         between The Washington Post Company and the
                         Registrant.***
             (lvii)      8% Convertible Promissory Note, dated March 17, 1992,
                         by and between The Washington Post Company and the Registrant.***
             (lviii)     Consulting and Option Agreement dated March 18, 1991,
                         by and between the Registrant and Peterson
                         Consulting.**
             (lix)       Partnership Agreement between ACTV Education, Inc. and
                         Post- Newsweek Education, Inc. dated July 14, 1992.***
             (lx)        New Warrant Agreement between the Registrant,
                         Josephthal Lyon & Ross Incorporated and certain persons dated April 1993. ****
             (lxi)       Agreement between the Registrant and Josephthal Lyon &
                         Ross Incorporated dated April 1993. ****
             (lxii)      US License Agreement dated June 8, 1993 between
                         Videotron Technologies Ltd. and ACTV, Inc. *****
             (lxiii)     Foreign License Agreement dated June 8, 1993 between Le
                         Groupe Videotron and ACTV, Inc. *****

             (lxiv)      Stipulation of Settlement dated June 8, 1993 between Le
                         Groupe Videotron and ACTV, Inc. *****
             (lxv)       Amendment to the Option Agreement dated March 17, 1992
                         dated June 14, 1993 between The Washington Post Company
                         and ACTV, Inc. *****
             (lxvi)      Deleted.
             (lxvii)     Partnership Interest Purchase Agreement dated March 11,
                         1994 between The Washington Post Company and ACTV,
                         Inc. ******
             (lxviii)    Security Agreement dated March 11, 1994 between The
                         Washington Post Company and ACTV, Inc. ******
             (lxix)      Amendment to Standstill Agreement dated March 11, 1994
                         between The Washington Post Company and ACTV, Inc.
                         ******
             (lxx)       Deleted.
             (lxxi)      Employment Agreement dated November 10, 1994 between
                         Dr. Michael J. Freeman and ACTV, Inc. ******
             (lxxii)     Memorandum dated November 23, 1993 between the William
                         Morris Agency and ACTV, Inc. ******
             (lxxiii)    Settlement Agreement dated April 25, 1994, among Nolan
                         Bushnell, Catalyst Technologies and Registrant. ****
             (lxxiv)     Deleted.
             (lxxv)      Agreement dated as of February 14, 1994, between Turner
                         Educational Services, Inc. and Registrant. ****
             (lxxvi)     Agreement dated as of December 30, 1993, between
                         Phoenix Learning Group and Registrant. ****
             (lxxvii)    Agreement dated as of July 1, 1993, between Bergwall
                         Productions and Registrant. ****
             (lxxviii)   Agreement dated as of October 30, 1992, between The
                         Hastey Pudding Puppet Co. and Registrant. ****
             (lxxix)     Agreement dated as of November 30, 1992, between AIMS
                         Media and Registrant. ****
             (lxxx)      Agreement dated as of January 15, 1992, between Agency
                         for Instructional Technology and Registrant. ****
             (lxxxi)     Agreement dated December 21, 1992, between
                         Takeoff/Video Educational Excellence and Registrant.
                         ****
             (lxxxii)    Agreement dated June 1, 1994, between Westcott
                         Communications, Inc. and Registrant. ****
             (lxxxiii)   Deleted.
             (lxxxiv)    Employment Agreement dated August 1, 1995 between the
                         Company and William C. Samuels. *******
             (lxxxv)     Employment Agreement dated August 1, 1995 between the
                         Company and David Reese. *******
             (lxxxvi)    Agreement dated August 16, 1995 between the Company and
                         Cable News Network, Inc. *******
             (lxxxvii)   Option Agreement dated September 29, 1995 between the
                         Company and Richard H. Bennett. +
             (lxxxviii)  Assignment dated September 29, 1995 between the Company and Richard H. Bennett. +
             (lxxxix)    Employment Agreement dated as of December 15, 1995
                         between Bruce Crowley and the Company. +
             (xc)        Joint Venture Agreement dated as of December 1, 1995
                         between EarthWeb, LLC and the Company. +
             (xci)       Option Agreement dated October 31, 1994 between David
                         Reese and the Company. +
             (xcii)      Option Agreement dated December 31, 1994, amended
                         August 1, 1995 between William C. Samuels and the
                         Company. +

             (xciii) Letter Agreement dated September 8, 1994 between Gerard Klauer Mattison & Co., Inc. and the Company. +
             (xciv) Option Agreement dated November 11, 1994 between Gerard Klauer Mattison & Co., Inc. and the Company. +
             (xcv) Option Agreement dated December 1, 1994 between Gerard Klauer Mattison & Co., Inc. and the Company. +
             (xcvi) Private Placement Distribution Agreement dated November 11, 1994 between ETR & Associates, Inc. and the Company. +
             (xcvii) Agreement dated March 30, 1995 between General Instrument and the Company. +
             (xcviii) Technical Services Agreement dated May 1995 between David Sarnoff Research Center and the Company. +
             (xcix) Agreement dated August 18, 1995 between David Sarnoff Research Center, Inc. and the Company. +


* Incorporated by reference from the Company's Form S-1 Registration Statement (File No. 33-34618) declared effective on May 4, 1990.
** Incorporated by reference from the Company's form 10-K for the year ended December 31, 1991.
***          Incorporated by reference from the Company's form 8-K dated July
             24, 1991.
**** Incorporated by reference from the Company's Form S-1 Registration Statement (File No. 33-61320), of which the Post-Effective Amendment No. 4 became effective on July 22, 1994.
***** Incorporated by reference from the Company's form 8-K dated June 8, 1993.
****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
******* Incorporated by reference Form S-8 Registration Statement, which became effective on October 4, 1995.
+ Incorporated by reference from the Company's Form S-1 Registration Statement (File No. 33-63879), of which the Post-Effective Amendment No. 1 became effective on March 20, 1996.

INDEX TO FINANCIAL STATEMENTS


ACTV, Inc. and Subsidiaries - Fiscal Years Ended December 31, 1994 and 1995


Independent Auditors' Report ..................................        F-2

Consolidated Balance Sheets ...................................        F-3

Consolidated Statements of Operations .........................        F-4

Consolidated Statements of Shareholders' Equity ...............        F-5

Consolidated Statements of Cash Flows .........................        F-6

Notes to Consolidated Financial Statements ....................        F-7--F-15

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of ACTV, Inc.:

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
March 28, 1996

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


        ASSETS

                                          DECEMBER 31,     DECEMBER 31,
                                                  1994              1995
                                         -------------     -------------
  Current Assets:
    Cash and cash equivalents.........      $2,479,840        $3,531,782
    Accounts receivable...............         198,353           349,291
    Education equipment inventory.....         146,283           112,218
    Other.............................         114,937            61,011
                                            -----------       -----------
        Total current assets..........       2,939,413         4,054,302
                                            -----------       -----------
    Property and equipment-net........           5,712           416,895
                                            -----------       -----------
    Other Assets:
    Video program inventory...........         644,472           214,824
    Patents and patents pending.......         174,181           268,980
    Goodwill..........................       3,920,304         3,493,932
    Other.............................          49,232           102,195
                                            -----------       -----------
        Total other assets............       4,788,189         4,079,931
                                            -----------       -----------
           Total .....................      $7,733,314        $8,551,128
                                            ===========       ===========

        LIABILITIES AND
        SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued
        expenses.....................         $660,268        $1,090,392
    Deferred stock appreciation rights         750,192           566,883
    Short-term note payable...........          25,250                --
                                            -----------       -----------
        Total current liabilities.....       1,435,710         1,657,275
Notes payable (related parties).......       2,325,061                --
                                            -----------       -----------
        Total liabilities.............       3,760,771         1,657,275
Shareholders' equity:
    Preferred stock, $.10 par value,
        1,000,000 shares authorized,
        none issued ..................              --                --
    Common stock, $.10 par value,
        17,000,000 shares authorized:
        issued and outstanding 9,019,550
        at December 31, 1994, 11,396,419
        at December 31, 1995..........         901,955         1,139,642
    Additional paid-in capital........      26,608,830        36,686,742
    Notes receivable from stock sales.              --          (567,500)
                                            -----------       -----------
        Total.........................      27,510,785        37,258,884
    Accumulated deficit...............     (23,538,242)      (30,365,031)
                                            -----------       -----------
        Total shareholders' equity....       3,972,543         6,893,853
                                            -----------       -----------
           Total......................      $7,733,314        $8,551,128
                                            ===========       ===========


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS





YEAR ENDED DECEMBER 31,                           1993          1994          1995
                                           -----------   -----------   -----------
Revenues:

  Sales revenues .......................    $     --         $928,640     $1,311,130
  License fees from related party ......       127,746           --              730
  Royalties from related party .........        36,856          9,776           --
                                           -----------    -----------    -----------
     Total revenues ....................       164,602        938,416      1,311,860

  Cost of Sales ........................          --          296,839        334,136
                                           -----------    -----------    -----------
     Gross profit ......................       164,602        641,577        977,724

Expenses:

  Operating expenses ...................       145,344        890,871      1,260,134
  Selling and administrative ...........     1,463,962      4,193,931      4,998,020
  Depreciation and amortization ........       534,947        446,092        686,906
  Amortization of goodwill .............          --          343,467        426,372
  Stock appreciation rights ............     1,299,260       (437,068)       567,316
                                           -----------    -----------    -----------
     Total expenses ....................     3,443,513      5,437,293      7,938,748

Interest (income) ......................       (56,480)       (43,877)      (138,510)
Interest expense-- related parties .....       428,221        226,671         98,392
                                           -----------    -----------    -----------
  Interest expense (income) - net ......       371,741        182,794        (40,118)

Loss before minority interest in equity
  of investee and extraordinary gain ...     3,650,652      4,978,510      6,920,906
Interest in ACTV Interactive ...........      (506,303)      (143,500)          --
                                           -----------    -----------    -----------

Net loss before extraordinary
gain ...................................     4,156,955      5,122,010      6,920,906
Gain on extinguishment of debt and
equipment lease obligations ............          --          656,770         94,117
                                           -----------    -----------    -----------
Net loss ...............................    $4,156,955     $4,465,240     $6,826,789
                                           ===========    ===========    ===========

Loss per common share before
extraordinary gain .....................          $.72           $.65           $.68

Loss per common share after
extraordinary gain .....................          $.72           $.67           $.67

Weighted average number of common shares
outstanding ............................     5,800,134      7,897,278     10,162,128


                     See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FROM JANUARY 1, 1993 TO DECEMBER 31, 1995



                                             Common Stock            Additional
                                       -------------------------     Paid-In
                                          Shares        Amount        Capital          Deficit
                                       ------------  ------------  -------------   --------------
Balances December 31, 1992               4,828,228       $482,823    $15,439,538    $(14,916,047)
Issuance of shares in connection
with exercise of warrant                 1,507,236        150,723      4,466,996            --
Issuance of shares in connection
with exercise of stock options             172,335         17,234        426,291            --
Net loss                                      --             --             --        (4,156,955)
                                        ----------     ----------    -----------    ------------
Balances December 31, 1993               6,507,799       $650,780    $20,332,825    $(19,073,002)
Issuance  of shares  in  connection
with financing                             757,100         75,710      2,892,628            --
Issuance of shares in connection
with exercise of stock options             818,317         81,832      1,564,326            --
Issuance  of shares  in  connection
with conversion of convertible note        871,334         87,133      1,508,051            --
Issuance of shares for services             65,000          6,500        311,000            --
Net loss                                      --             --             --        (4,465,240)
                                        ----------     ----------    -----------    ------------
Balances December 31, 1994               9,019,550       $901,955    $26,608,830    $(23,538,242)
                                        ==========     ==========    ===========    ============
Issuance  of shares  in  connection
with financings                          1,990,293        199,029      8,730,627            --
Issuance of shares in connection
with exercise of stock options             308,247         30,825      1,074,924            --
Issuance of shares for services             78,329          7,833        217,361            --
Net loss                                      --             --             --        (6,826,789)
                                        ----------     ----------   ------------    ------------
Balances December 31, 1995              11,396,419     $1,139,642    $36,631,742    $(30,365,031)
                                        ==========     ==========   ============    ============


                       See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED DECEMBER 31,                        1993          1994           1995
                                       ------------   -----------     ----------
Cash flows from operating activities:
    Net loss ..........................    $4,156,955     $4,465,240     $6,826,789
                                          -----------    -----------    -----------
Adjustments  to  reconcile  net loss to
net cash used in operations:
    Depreciation and amortization .....       534,947        789,558      1,220,873
    Stock appreciation rights .........     1,299,260       (549,068)      (183,309)
    Gain on extinguishment of debt and
        equipment lease obligations ...          --         (656,770)       (94,717)
    Stock issued in lieu of cash
        compensation ..................          --          250,000        563,430
    Reclassification of equipment .....          --            1,151           --
Changes in assets and liabilities:
    Loss from interest in ACTV
        Interactive ...................       506,303        143,500           --
    Accounts receivable ...............      (102,945)       (48,917)      (150,938)
    Other assets ......................        (3,551)        31,765         80,552
    Accounts  payable and accrued
        expenses ......................       142,668        404,733        165,023
    Education equipment inventory .....          --          (13,183)        34,065
    Interest payable ..................       428,000        226,619         93,333
                                          -----------    -----------    -----------
        Net cash used in operating
        activities ....................    (1,352,273)    (3,885,852)    (5,098,477)
                                          -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from exercise of warrants
    and options .......................     5,061,244      1,646,159        122,810
    Proceeds from equity financing ....          --        2,968,338      8,951,859
    Equipment lease repayment .........          --          (65,000)          --
    Discounted note prepayment ........          --             --         (101,458)
    Note repayment ....................          --             --       (2,247,469)
    Repayment pool principal repayment           --          (71,020)          --
                                          -----------    -----------    -----------
Net cash provided by financing
activities ............................     5,061,244      4,478,477      6,725,742
Cash flows from investing activities:
    Cash acquired in acquisition of
        remaining interest in
        affiliate .....................          --          672,160           --

    Cash paid for interest in affiliate          --       (2,500,000)          --
    Investment in patents pending .....          --         (142,122)          --
    Investment in property and
        equipment .....................        (5,828)        (1,686)      (575,323)
                                          -----------    -----------    -----------
Net cash used in investing activities .        (5,828)    (1,971,648)      (575,323)
                                          -----------    -----------    -----------
Net  (decrease)  increase  in cash  and
cash  equivalents .....................     3,703,143     (1,379,023)    (1,051,942)
    Cash and cash equivalents,
    beginning of period ...............       155,720      3,858,863      2,479,840
                                          -----------    -----------    -----------
    Cash and cash equivalents,
    end of period .....................     3,858,863      2,479,840      3,531,782
                                          ===========    ===========    ===========


                     See Notes to Consolidated Financial Statements.
             Supplemental disclosure of cash flow information:  See Note 17

ACTV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization ACTV, Inc., incorporated July 8, 1983, and its subsidiaries (the "Company" or "ACTV"), were organized to develop and market a proprietary interactive television programming technology (the "Programming Technology"), that permits a viewer to experience instantly responsive television. Since its inception, the Company has been engaged in the development of the Programming Technology, as well as the production of interactive programs ("ACTV Programming") and the marketing and sales of the various products and services incorporating the Programming Technology.

In March 1988, the Company formed ACTV Entertainment, Inc. ("ACTV Entertainment"), formerly ACTV Domestic Corporation, and granted it a license to develop, promote, distribute and market interactive television incorporating the Programming Technology in the United States cable, DBS, and broadcast television markets. On June 8, 1993, the Company became the sole shareholder in ACTV Entertainment under the terms of an agreement with a subsidiary of Le Groupe Videotron, Ltee. ("LGV"). The agreement also provides LGV with a 20-year, non-exclusive, royalty-free license to produce ACTV Programming for a limited number of potential Videoway subscribers in the United States, Canada and certain European countries. The license is limited to the condition that neither LGV nor its sublicensees receive any royalty or other fees with respect to ACTV Programming, except for promotion and direct production expenses paid by LGV. Any royalties from third party programmers will be paid exclusively to ACTV Entertainment. The financial statements consolidate the financial results of ACTV Entertainment with those of the Company. ACTV Entertainment is currently dependent on advances and/or loans from the Company.

On July 14, 1992, the Company entered into an agreement with a subsidiary of The Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized for the purpose of marketing products and services incorporating the Company's Programming Technology to the education marketplace. The Company contributed its applicable Programming Technology and the subsidiary of the Post Company contributed $2,500,000 in cash. As a result thereof, the Company recognized an increase of $1,225,000 in its additional paid-in capital representing its pro rata share in the equity of the joint venture. The Company owned, during 1993, through its wholly owned subsidiary ACTV Interactive, Inc. ("Interactive"), formerly ACTV Education, Inc., a 49% interest in ACTV Interactive, and accounted for its investment under the equity method of accounting. Furthermore, under the terms of a worldwide license, the Company received a 5% royalty on sales made by ACTV Interactive. Interactive is currently dependent on advances and/or loans from the Company.

On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for $2.5 million in cash and a $2 million 8% note due December 31, 1996 (See Note 14). During 1995, in a series of payments, the Company repaid in full this note and all accrued interest thereon.

Principles of Consolidation -- The Company's consolidated financial statements include the balances of its wholly-owned operating subsidiaries, ACTV Entertainment, Interactive, The Los Angeles Individualized Television Network, Inc. and 3D Virtual, Inc. In consolidation, all intercompany account balances are eliminated.

Property and Equipment - Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives (generally five years). Depreciation expense for the years ended December 31, 1993, 1994 and 1995 aggregated $61,662, $6,207, and $70,790 respectively.

Video Program Inventory - Video program inventory of the Company, which is stated at the lower of cost or net realizable value, consists of capitalized production costs related to programs completed. All video program inventory for items not currently in use has been fully amortized as of December 31, 1995. The Company is amortizing those programs that are still in use over a period of five years, which approximates their estimated useful life. The balances at December 31, 1994, and 1995, are net of accumulated amortization of $2,056,143 and $2,250,908, respectively. No entertainment programs were in production at either December 31, 1994, or 1995, with the exception of live sports and news programs for the Los Angeles trial. The Company envisions that such programming will not be repeated, and, therefore, the cost of its production is expensed on a current basis.

Education Equipment - Education equipment consists of ACTV System 500 interactive terminals, ACTV videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of cost or market.

Patents and Patents Pending - The cost of patents, which for patents issued represents the consideration paid for the assignment of patent rights to the Company by an employee and for patents pending represents legal costs related directly to such patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 1994, and 1995, are net of accumulated amortization of $85,969 and $101,170, respectively.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Sales are primarily recorded as products are shipped and services are rendered, using the completed contract method of accounting.

Research and Development - Research and development costs, which represent primarily refinements to the Programming Technology, were $171,802 for the year ended December 31, 1993, $465,740 for the year ended December 31, 1994 and $616,455 for the year ended December 31, 1995.

Loss per Common Share - Loss per common share equals net loss divided by the weighted average number of shares of Common Stock outstanding during the period.

Reclassifications - Certain reclassifications have been made in the December 31, 1993, and 1994, financial statements to conform to the December 31, 1995, presentation.

Intangibles - The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 10 years. On a quarterly basis, the Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business. Impairments, if any, will be recognized through a charge to operation in the period in which the impairment is deemed to exist. Based on such analysis, the Company does not believe that goodwill has been impaired.

2.    NATURE OF OPERATIONS

ACTV, Inc. generates revenues from the sale of individualized ACTV Programming that it either owns, has licensed or that has been created by a third party under a license from ACTV, including fees paid by subscribers to premium cable networks in which the Company has an ownership interest. Currently, the principal markets for the Company's products are education and in-home entertainment within the United States and Canada. Education programming and related equipment is sold to schools, colleges, and private education networks. In-home entertainment programming will be sold to the end user through cable television systems, or through other providers of television programming to home viewers, e.g., satellite, telephone company fiber networks, etc. No single client accounted for more than 10% of the Company's revenues during the year ended December 31, 1995, except for Georgia Public Television, which accounted for approximately 11% of total 1995 revenue.

3.    ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995 and the reported amounts of revenues and expenses during the year ended December 31, 1995. Actual results could differ from these estimates.

4.    PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1994, and 1995, consisted of the following (at cost):

                                           1994              1995
                                           ----              ----
Machinery and equipment                $815,949          $477,213
Office furniture and fixtures           189,515            10,472
                                      ---------          --------

Total                                 1,005,464           487,685


Less accumulated depreciation           999,752            70,790
                                      ---------          --------
Total                                    $5,712          $416,895
                                      =========          ========

5.    RESTRUCTURING AND REFINANCING

On June 11, 1985, the Company entered into a Refinancing and Restructuring Agreement (the "Plan") providing for the termination of prior agreements relating to the formation of ACTV, Inc. The Plan also stated that any amounts owing by the Company to related parties and other creditors at the date of the agreement were the responsibility of the Company. Such amounts were to be repayable solely from the "Repayment Pool", which was defined as ten percent of "available cash flow" in excess of $1,000,000 generated by the Company in any given calendar year. Available cash flow was defined as the excess of gross revenues (excluding financing proceeds) over certain cash expenditures.

At December 31, 1993 total obligations repayable solely from the Repayment Pool aggregated $709,794.

During 1994, the Company, in separate transactions concluded with all holders of Repayment Pool obligations, settled all outstanding liabilities related to the Repayment Pool. Average consideration paid by the Company in such settlement transactions was approximately 17% of face value. For the year ended December 31, 1994, the Company recognized an extraordinary gain of $620,898 related to the Repayment Pool settlement transactions.

6.    RELATED PARTY TRANSACTIONS

Equipment  Lease  Payable - On January 12,  1984,  the Company  entered  into an equipment  lease  agreement  with a  related  party  (a  former  employee of the
Company). Under the terms of this operating lease, the Company was required to make base rental payments of $8,814 per month for five years. In April of 1986, rental payments were discontinued. All unpaid rentals from April 1986 through December 31, 1988, were accrued as current liabilities in the financial statements for the year ended December 31, 1993, due to the fact that the rental payments may have been paid by a third party, a former officer of the Company, who instituted litigation against the Company to seek reimbursement.

During 1994, the Company settled this dispute by paying $65,000 in cash and by issuing a promissory note in the amount of $190,000 to the complainant. For the year ended December 31, 1994, the Company recognized an extraordinary gain of $35,872 related to this settlement.

Other - Interest expense on amounts due to related parties for the years ended December 31, 1993, 1994 and 1995 aggregated $20,000, and $0, and $0 , respectively.

7.    FINANCING ACTIVITIES

During 1995, the Company raised approximately $8.9 million from a series of private sales of shares of the Company's common stock totaling 1,990,293 shares. During the first quarter of 1996, the Company raised approximately $1.9 million from private sales of shares of the Company's common stock totaling 450,000 shares.

In March 1992, the Company issued to the Post Company $1,500,000 aggregate principal amount of units represented by an 8% convertible note (the "Convertible Note") and 720,000 shares of the Company's common stock (the "Common Stock"). Also in March 1992, the Post Company acquired pursuant to an option agreement (the "Option Agreement") an option to purchase up to 750,000 shares of Common Stock at either $2.00 or $2.50 per share, depending on the date of exercise. Both the conversion of the Convertible Note and the exercise of the option were dependent upon the occurrence of certain events. The Convertible Note required that 25% of the outstanding balance be retired by March 17, 1994, and the remaining outstanding balance be retired in three semi-annual installments. The Company recorded the fair market value of the common shares issued ($720,000) as original issue discount, and had been amortizing this amount over the life of the Notes. The Convertible Note was secured by a security interest as described in Note 14.

In connection with the Option Agreement, the Post Company also received the right to purchase from the Company at a fair market exercise price to be determined an amount of shares of Common Stock necessary to increase the Post Company's percentage ownership of the total then outstanding shares of Common Stock to 51%. Such right is exercisable through March 17, 1997, subject to extension in certain circumstances. Until March 17, 1995, the Post Company agreed not to acquire more than 40% of the Company unless certain events occurred, such as a tender offer, a proxy contest, or the acquisition by a third party of in excess of 15% of the Company's common stock, as set forth in a standstill agreement between the Company and the Post Company.

In March 1994, the Post Company exercised its option to purchase 750,000 shares at $2.00 per share, and converted the Convertible Note's principal, plus accrued interest of $241,000, into 871,334 shares of the Common Stock. (See Note 15.)

During 1995, the Company repaid in full principal and interest relating to a $2 million note issued in March 1994 pursuant to the Company's purchase of the Post Company's 51% interest in ACTV Interactive (See Note 15.) Upon repayment of this obligation, the security interest described in Note 14 was canceled.

In May 1993, the Company completed the redemption of its outstanding Redeemable Warrants. The Company received approximately $4.5 million from the warrant exercise to purchase approximately 1.5 million shares of Common Stock.

Management of the Company believes that its current funds, including the $1.9 million raised in the first quarter of 1996, will enable the Company to finance its operations for at least the next twelve month period. However, if the Company's assumptions and beliefs prove to be incorrect, the Company may require additional financing during this period. In the event that the Company does require additional financing, the Company has no agreements, arrangements or understandings to obtain such additional financing.

8.    SHAREHOLDERS' EQUITY

Common Stock At December 31, 1995, the Company was authorized to issue 17,000,000 shares of Common Stock, of which 11,396,419 were issued and outstanding.

At December 31, 1995, the Company had reserved shares of Common Stock for issuance as follows:


1989 Qualified Stock Option Plan                       59,000
1989 Non-Qualified Stock Option Plan                   56,500
Options granted outside of formal plans             2,526,582
                                                    ---------

  Total                                             2,642,082

Preferred Stock At December 31, 1995, the Company was authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, designated as Series A Convertible Preferred Stock (666,667 shares) and Series B Convertible Preferred Stock (333,333 shares). No shares of Preferred Stock are issued and outstanding.

Underwriter Warrants In April 1993, the Company and the underwriter of the Company's initial public offering of May 1990 (the "Underwriter") executed an agreement pursuant to which the Underwriter will provide financial advisory and investment banking services to the Company for two years, and the Company issued to the Underwriter warrants to purchase 100,000 shares of Common Stock at $5.50 per share, exercisable at any time through December 31, 1995. On the date of issuance of these warrants, the market price of the Company's common shares was greater than the warrant exercise price. The Underwriter warrants expired unexercised on December 31, 1995.

9.    STOCK OPTIONS

During 1989, the Board of Directors approved an Employee Incentive Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of up to 100,000 options to purchase Common Stock to key employees. The Employee Plan stipulates that the option price be not less than fair market value on the date of grant. Options granted will have an expiration date not to exceed ten years from the date of grant. At December 31, 1995, 100,000 options had been granted under this plan, of which 41,000 had been exercised.

In addition, in August 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), to be administered by the Board or a committee appointed by the Board. The Non-Qualified Plan provides for the granting of up to 100,000 options to purchase shares of Common Stock to employees, officers, directors, consultants and independent contractors. The Non-Qualified Plan stipulates that the option price be not less than fair market value at the date of grant, or such other price as the Board may determine. Options granted under this Plan shall expire on a date determined by the committee but in no event later than three months after the termination of employment or retainer. At December 31, 1995, 100,000 options had been granted under this plan, of which 43,500 had been exercised.

At December 31, 1995, the Company had options outstanding that were issued to Directors, certain employees and consultants for the purchase of 2,526,582 shares of Common Stock . The prices of these options range from $1.03 to $5.50 per share; they have expiration dates in the years 1996 through 2002. The options granted are not part of the Employee Incentive Stock Option Plan or the Non-Qualified Stock Option Plan discussed above.

A summary of stock option transactions is as follows:

                                         December 31,      December 31,
                                                 1994              1995
                                        -------------      ------------
Options  outstanding, beginning
of period                                    1,442,934         1,654,104
Options granted to employee pursuant
to 1989 agreement                                    0           100,087

Options granted outside of formal plans        376,500         1,606,000
Options exercised                              (68,316)         (278,333)
Options canceled                               (97,014)         (439,776)
                                        ---------------   ---------------
Options outstanding, end of period           1,654,104         2,642,082
                                        ===============   ===============

Options exercisable, end of period           1,064,254         1,059,082
Price range of outstanding options,
  end of period                         $1.03 to $8.19    $1.03 to $5.50


10.   STOCK APPRECIATION RIGHTS PLAN

The Company's 1992 Stock Appreciation Rights Plan ("SAR Plan") was approved by the Company's stockholders in December 1992. Subject to adjustment as set forth in the SAR Plan, the aggregate number of Stock Appreciation Rights ("SARs") that may be granted shall not exceed 900,000. The SAR Plan is administered by the Stock Appreciation Rights Committee (the "SAR Committee").

SARs may not be exercised until the expiration of six months from the date of grant, but in no event were exercisable earlier than May 1, 1994. If a holder of a SAR ceases to be an employee, director or consultant of the Company or one of its subsidiaries or an affiliate, other than by reason of the holder's death or disability, any SARs that have not vested shall become void. SARs are not transferable except by will or under the laws of descent and distribution.

Upon exercise of a SAR, the holder will receive for each share for which a SAR is exercised, as determined by the SAR Committee in its discretion, (a) shares of the Company's Common Stock, (b) cash, or (c) cash and shares of the Company's Common Stock, equal to the difference between (i) the fair market value per share of the Common Stock on the date of exercise of the SAR and (ii) the value of a SAR, which amount shall be no less than the fair market value per share of Common Stock on the date of grant of the SAR.

Under the Company's SAR Plan, as of December 31, 1995, the Company has granted 874,000 SARs to nine employees that have exercise prices from $1.50 to $3.50. The SARs expire between 2002 and 2004. One-fifth of the total SARs granted to each recipient vest at the end of each 12-month period following the date of grant. During 1995, a total of 201,000 SARs were exercised.

11.   INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. There was no cumulative effect of adopting SFAS No. 109 on the Company's financial statements. The Company previously reported taxes under the guidance of APB Opinion No. 11, "Accounting for Income Taxes."

Deferred income taxes reflect the net tax effects at an effective tax rate of 35.33% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1994, and December 31, 1995, are as follows:


                                                               1994           1995
                                                               ----           ----
Deferred tax assets:
     Operating loss carryforwards                           $8,225,157     $10,192,638
     Differences between book and tax basis of property        246,539          86,029
                                                          ------------    ------------
                                                             8,471,696      10,278,667
Deferred tax liabilities:
     Differences between book and tax basis of property       (170,010)       (261,193)
                                                          ------------    ------------
                                                             8,301,686      10,017,474

Valuation Allowance                                         (8,301,686)    (10,017,474)
                                                          ------------    ------------
Net deferred tax asset                                      $        0     $         0
                                                          ============    ============


The increase in the valuation allowance for the year ended December 31, 1995, was approximately $1,716,000. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 1995, the Company has federal net operating loss carryovers of approximately $28.8 million. These carryovers may be subject to certain limitations and will expire between the years 1998 and 2009.


12.   COMMITMENTS

At December 31, 1995, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 1999 and 2001, were approximately $562,671. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1993, 1994 and 1995 aggregated $97,584, $169,457, and $176,264 respectively. The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions which extend two years after termination of employment with the Company. At December 31, 1995, the Company is committed to expend a total of approximately $1.5 million under these agreements.

13.   CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company attempts to mitigate cash investment risks by placing such investments in insured depository accounts and with financial institutions that have high credit ratings. Concentrations of risk with respect to trade receivables exist because of the relatively few companies or other organizations (primarily educational or government bodies) with which the Company currently does business. The Company attempts to limit these risks by closely monitoring the credit of those to whom it is contemplating providing its products, and continuing such credit monitoring activities and other collection activities throughout the payment period. In certain instances, the Company further minimizes concentrations of credit risks by requiring partial advance payments for the products provided.

14.   PURCHASE OF REMAINING INTEREST IN SUBSIDIARY

On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million note due December 31, 1996, (the "New Note"). The New Note accrued interest at 8%, and specified required prepayments from net proceeds in excess of an aggregate $5 million received by the Company in the event of subsequent debt or equity financing. The principal of the New Note was secured by certain collateral pursuant to a security agreement, through which the Post Company acquired (a) a security interest in and lien, second in priority, with respect to the collateral as to which the Company has granted a first priority security interest pursuant to the Termination Agreement and (b) a security interest in and lien, first in priority, with respect to any existing United States patents and pending applications. During 1995, the Company repaid in full principal and interest relating to the New Note. Upon repayment of this obligation, the security interest described above was canceled.

15.     CONVERSION OF OPTIONS AND CONVERTIBLE NOTE

On March 15, 1994, the unpaid principal and accrued and unpaid interest on the $1,500,000 Convertible Note were converted into 871,334 shares of Common Stock of the Company at $2.00 per share.

On March 15, 1994, the Post Company exercised its option to purchase an additional 750,000 shares of the Company's Common Stock at $2.00 per share, receiving 750,000 shares at $2.00 per share.

16.   UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS FOR THE YEARS
      ENDED DECEMBER 31, 1993, AND DECEMBER 31, 1994

The unaudited pro forma consolidated statement of operations for the year ended December 31, 1994, has been prepared to reflect the financial effects of the event described in Note 14, as if it had occurred on January 1, 1994. This statement consolidates the results of the Company and ACTV Interactive, for the year ended December 31, 1994, with the following adjustments: inclusion of revenues and expenses of ACTV Interactive from January 1, 1994, to March 11, 1994; elimination of intercompany sales and royalty expense; and elimination of the Company's loss for its interest in ACTV Interactive under the equity method of accounting.

The Company's pro forma statement of operations for the years ended December 31, 1993, and December 31, 1994, prepared as indicated above but assuming that the events described in Note 14 and Note 15 occurred January 1, 1993, are as follows:

                                                     1993         1994
                                                     ----         ----
Revenues                                           $970,498    $1,128,472
Cost of sales                                       237,683       364,119
Operating expenses                                  639,781       983,971
General and administrative expenses               2,603,736     4,519,997
Depreciation and amortization                       893,692       789,559
Stock appreciation rights                         1,299,260      (437,068)
Net interest expense                                 91,014       179,262
                                                -----------   -----------
Net loss before extraordinary gain               $4,794,668    $5,271,368
Gain on extinguishment of certain obligations          --         656,770
                                                -----------   -----------
Net loss                                         $4,794,668    $4,614,598
                                                ===========   ===========
Loss per share before extraordinary gain               $.65          $.67
Loss per share after extraordinary gain                $.65          $.58

17.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The consolidated balance sheet at December 31, 1994, reflects non-cash activity during the year ended December 31, 1994, that relates to the Company's purchase on March 11, 1994 of the Washington Post Company's 51% interest in ACTV
Interactive: issuance of note payable of $2,000,000, and the acquisition of net assets other than cash of $118,485. This net asset amount is comprised of current assets of $238,560, fixed assets of $5,176, inventory of $133,101 and current liabilities of $258,352. In addition, in a separate non-cash transaction, the Post Company's convertible note payable was converted to common stock and additional paid in capital (net of original issue discount of $147,484) of $1,595,183. The consolidated balance sheet at December 31, 1994, also reflects non-cash activity during the year ended December 31, 1994, that relates: (i) to the extinguishment of the Company's equipment lease obligation to a related party: issuance of note payable of $190,000; (ii) to the extinguishment of a portion of the Company's contingent Repayment Pool obligation: issuance of note payable of $25,000; and (iii) to the issuance of common stock in exchange for services to be rendered: increase in common stock and additional paid in capital of $67,500 and increase in prepaid expense of $67,500.

The consolidated balance sheet at December 31, 1995, reflects non-cash activity during the year ended December 31, 1995, that relates to the acquisition of a patent: a credit to shareholders' equity of $110,000 for options issued but not yet vested at a price below the prevailing market price on the date of issuance. In addition, the consolidated balance sheet at December 31, 1995, reflects non-cash activity during the year ended December 31, 1995, relating to non-recourse loans made by the Company to certain employees in August 1995 to purchase the Company's Common Stock by exercising options: a debit to shareholders' equity of $567,500. The due dates of the non-recourse loans correspond with the respective expiration dates of the options exercised.

The Company made no cash payments of interest or income taxes during the years ended December 31, 1994 and 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 27th day of March 1996.

                                             ACTV, Inc.

                                             By:   /s/William C. Samuels
                                                  ------------------------
                                                   William C. Samuels
                                                   Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature                                   Title                                Date
- ---------                                   -----                                ----
/s/ William C. Samuels                                                           March 27, 1996
- ----------------------
William C. Samuels                          Chairman, Chief Executive
                                            Officer,  and Director

/s/ David Reese                                                                  March 27, 1996
- ---------------
David Reese                                 President - ACTV
                                            Entertainment, Inc.,
                                            and Director

/s/ Bruce Crowley                                                                March 27, 1996
- -----------------
Bruce Crowley                               President - ACTV
                                            Interactive, Inc.,
                                            and Director

/s/ Jay M. Kaplowitz                                                             March 27, 1996
- --------------------
Jay M. Kaplowitz                            Director


/s/ Richard Hyman                                                                March 27, 1996
- ------------------
Richard Hyman                               Director


/s/ Howard Squadron                                                              March 27, 1996
- -------------------
Howard Squadron                             Director


/s/ Christopher C. Cline                                                         March 27, 1996
- ------------------------
Christopher C. Cline                        Chief Financial Officer




                         STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .... 'r'