Form 10-K405/A
period 1995-12-31
ACTV INC /DE/
filed 1996-04-29
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No ____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 23, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the NASDAQ Stock Market closing bid price on April 23, 1995) was $36,463,514.

As of April 23, 1996, there were 11,891,105 shares of the registrant's common stock outstanding.

PART III

ITEM 10.  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of April 23, 1996, are as follows:

Name                              Age        Position with the Company
- --------------------------        ---        --------------------------

William C. Samuels                 53        Chairman, Chief Executive
                                             Officer and Director

Jay M. Kaplowitz                   49        Director

David Reese                        39        President, ACTV Entertainment,
                                             Inc. and Director

Bruce Crowley                      38        President, ACTV Interactive, Inc.
                                             and Director

Christopher C. Cline                45        Vice President--Finance, Chief
                                              Financial Officer, Secretary

Howard Squadron                     69        Director

Richard Hyman                       44        Director




WILLIAM C. SAMUELS has served as President and a Director of the Company since August 1, 1989, and became the Chief Executive Officer in 1993 and Chairman of the Board in November 1994. He also served as Chairman of ACTV Interactive. He was the founder and Chief Executive Officer of A.P.C. Skills, an international consulting firm specializing in education and training, which merged with Alexander Proudfoot, PLC in 1986. Mr. Samuels is a trustee of the Howard J. Samuels Institute at City College. Mr. Samuels has a JD from Harvard Law School
(1968) and a BS in Economics and Engineering from the Massachusetts Institute of Technology (1965).

JAY M. KAPLOWITZ has been a Director of the Company since December 1988. Mr. Kaplowitz has for more than the past 20 years engaged in the practice of law in New York, New York. For the last 18 years, he has been a member of the law firm of Gersten, Savage, Kaplowitz & Curtin, general counsel to the Company.

DAVID REESE has been Executive Vice President of the Company since November 1992 and has been President of ACTV Entertainment, Inc. a subsidiary of the Company, since November 1994. He has been employed by the Company since December 1988, and served as the Company's Vice President of Finance from September 1989 through November 1992. He has been a director since 1992. Mr. Reese has a BS from Pennsylvania State University (1978).

BRUCE CROWLEY joined the Company as President, Distance Learning in October 1994, became Executive Vice President in October, 1995, and became President of ACTV Interactive, Inc. and a Director of the Company in December 1995. Prior thereto, he had been employed by KDI Corporation since 1988, and was most recently responsible for KDI Corporation's education division. Mr. Crowley has a BA from Colgate University and an MBA from Columbia University.

CHRISTOPHER C. CLINE has been Chief Financial Officer since July 1995. Mr. Cline joined the Company as Vice President--Finance in November 1993. From 1991 to
1993 he was employed by Showcase Communications Network, Ltd., a multimedia computer software and publishing company, first as Vice President--Finance and later as President and Chief Executive Officer. From 1988 to 1990, Mr. Cline was Vice President of Intercontinental Trade and Finance Corp., a cross-border financial trading and consulting company. Mr. Cline received a BA from Haverford College (1973) and an MBA from Stanford University (1976).

RICHARD HYMAN has been a director since December 1994. For more than the past five years, he has been the President of Triquest Financial Services, Inc. Mr. Hyman received a BA from the University of Wisconsin (1974).

HOWARD SQUADRON has been a director since January 1995. He has been engaged in the practice of law for more than 40 years, since 1954, with the firm of Squadron, Ellenoff, Plesent, Sheinfeld & Sorkin. Mr. Squadron received his BA from City College (1946) and his JD from Columbia University (1947).

Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. All Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

KEY EMPLOYEES AND CONSULTANTS

MICHAEL J. FREEMAN, Ph.D. has been Advanced Product Development Liaison since November 1994. Prior thereto, he had been a director and Chairman of the Board of Directors since June 1985. He is the inventor of the Programming Technology and the founder of the Company. Dr. Freeman devotes a substantial amount of his business time to the Company. Prior to his association with the Company and interactive television, Dr. Freeman was involved in developing interactive products principally in the toy and telecommunications industries. Dr. Freeman has a Ph.D. from City University of New York (1977) and an MBA from Bernard Baruch College (1970).

JAMES CROOK has been the Executive Vice President--Education Sales for the Company or its subsidiary since joining the Company in 1990. From 1985 to 1990, Mr. Crook was the President of Mind Training Systems, Inc. He has a BA from Muskingum College of New Concord, Ohio (1966) and completed two years of graduate study at Kent State University.

EMPLOYMENT AGREEMENTS

The Company and Mr. Samuels entered into an employment agreement August 1995 that runs through December 2000. Mr. Samuels serves as Chairman of the Board, President and Chief Executive Officer of the Company. For the five-year term of the agreement, Mr. Samuels will be paid a minimum annual salary of $190,000, plus automatic adjustments for inflation. In addition, the agreement provides for Mr. Samuels to receive an annual bonus based on the market appreciation of the Company's common stock to be paid in cash and/or in unregistered securities equal to 2% of the increase over a twelve month period in the total market capitalization of the Company over fifty million dollars. Mr. Samuels' employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

The Company has issued to Mr. Samuels currently outstanding fully vested options to purchase an aggregate of 533,035 shares of common stock at an exercise price of $2.50 per share, expiring at dates between August 1997 and April 2001. In addition, the Company has issued to Mr. Samuels options to purchase 525,000 shares of common stock at an exercise price of $3.25 per share, exercisable through December 2003, each third of which vests annually beginning January 1997. During 1995, Mr. Samuels exercised 100,000 options at $2.50 per share and 80,000 at $3.50 per share.

Options for 120,000 of such shares may also be adjusted to avoid dilution from the issuance from August 1989 through July 1993 by the Company of any Common Stock (including Common Stock issued after July 1993 based on options granted during the August 1989 to July 1993 period) as a result of any financing, joint venture or other business transaction. The Company has also issued to Mr. Samuels 215,000 outstanding SARs.

The Company and Mr. Reese entered into an employment agreement August 1995 that runs through December 2000. Mr. Reese has agreed to serve as the President of ACTV Entertainment at an annual base salary of $150,000, plus automatic adjustments for inflation. Mr. Reese's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter. Mr. Reese's employment agreement is terminable by the Company on six months notice.

The Company has issued to Mr. Reese currently outstanding fully vested options to purchase (i) an aggregate of 49,683 shares of common stock at an exercise price of $2.50 per share, and (ii) an aggregate of 55,317 shares of common stock at an exercise price of $3.50 per share. The options expire at dates between August 1997 and January 2002. In addition, the Company has issued to Mr. Reese options to purchase 330,000 shares of common stock at an exercise price of $3.25 per share, exercisable through December 2003, each third of which vests annually beginning January 1997. The Company has also issued to Mr. Reese 124,000, outstanding SARs.

The Company and Mr. Crowley entered into an employment agreement in December 1995. Mr. Crowley has agreed to serve as President, ACTV Interactive, Inc. at an annual base salary of $150,000. Mr. Crowley's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

The Company has issued to Mr. Crowley currently outstanding fully vested options to purchase an aggregate of 33,333 shares of common stock at an exercise price of $3.50 per share, exercisable through July 1999. In addition, the Company has issued to Mr. Crowley (i) options to purchase 201,000 shares of common stock at an exercise price of $3.25 per share, exercisable through December 2003, each third of which vests annually beginning January 1997, and (ii) 66,667 shares at an exercise price of $3.50 per share, vesting in equal installments in July 1996 and July 1997 and exercisable through July 1999. The Company has also issued to Mr. Crowley 100,000 SARs.


Mr. Samuels', Mr. Reese's and Mr. Crowley's employment contracts contain a change in control provision whereby, in certain circumstances, including the possibility that a person other than the Washington Post Company becomes the owner of 30% or more of the outstanding securities of the employer and they are not retained, they receive a bonus not to exceed 2.7 times the then current base salary and the exercise price on all options is reduced to $.10 per option.


The Company and Dr.  Freeman  entered into an  employment  agreement in November
1994, whereby Dr. Freeman agreed to serve as Advanced Product Development Liaison for a term of five years from the original date of the agreement. Dr. Freeman is paid at the rate of $167,500 per year. Dr. Freeman is required to devote as much time as he, in his discretion, deems necessary to discharge his duties. The employment agreement of Dr. Freeman contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter. The Company has also issued to Dr. Freeman 64,000 outstanding SARs.


ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation for services rendered in all capacities to the Company, its subsidiaries and ACTV Interactive for the fiscal years ended December 31, 1995, December 31, 1994, and December 31, 1993 paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers (the

"Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum, and up to two persons whose compensation exceeded $100,000 during the above fiscal years, although they were not executive officers at the end of such years.

                                                  Restricted                   All Other
Name and Principal                                     Stock                     Compen-
Position               Year    Salary     Bonus       Awards     Options/SARs    sation
- --------------------------------------------------------------------------------------

William Samuels        1995  $196,597    $52,000               625,087/30,000  $185,551
Chairman, Chief        1994  $150,000    $25,000               80,000/100,000  $4,320
Executive Officer (1)  1993  $150,000                            152,948/0

Michael J. Freeman     1995  $160,409                                          $197,652
Ph.  D,  Chairman  of  1994  $162,500                                          $2,610
the Board (2)          1993  $162,500

David Reese            1995  $149,022                         330,000/30,000   $86,957
President, ACTV        1994  $123,078    $15,000               40,000/30,000   $990
Entertainment,   Inc.  1993  $100,000                            15,317/0
(3)

Bruce Crowley          1995  $147,990    $10,000                201,000/0
President, ACTV        1994  $69,231                         100,000/100,000   $55,000
Interactive,     Inc.  1993
(4)

James Crook            1995  $107,347               $2,100      0/20,000       $79,426
Executive Vice Presi-  1994
dent, Ed.  Sales  (5)  1993

Gregory Harper         1995
President, Technology  1994 $126,923   $32,211
(6)                    1993




(1) Mr. Samuels has been Chief Executive Officer of the Company since 1993 and Chairman of the Board since November 1994; he has served as a President of the Company since 1989. Mr. Samuel's "other compensation" for 1994 relates to life insurance premiums paid by the Company. His "other compensation" for 1995 relates to life insurance premiums paid by the Company ($4,176) and to the exercise of stock appreciation rights ($181,375).

(2) Dr. Freeman was Chairman of the Board of Directors until November 1994, and was Chief Executive Officer of the Company from 1985 to 1993. Dr. Freeman's "other compensation" for 1994 relates to life insurance premiums paid by the Company. His "other compensation" for 1995 relates to life insurance premiums paid by the Company ($2,523) and to the exercise of stock appreciation rights ($195,129).


(3) Mr. Reese has been President of ACTV Entertainment, Inc. since November 1994. Prior thereto he had been Executive Vice President since November 1992 and the Company's Vice President of Finance from September 1989 through November 1992. Mr. Reese's "other compensation" for 1994 relates to life insurance premiums paid by the Company. His "other compensation" for 1995 relates to life insurance premiums paid by the Company ($957) and to the exercise of stock appreciation rights ($86,000).

(4) Mr. Crowley has been President of ACTV Interactive, Inc. since December 1995, and prior thereto, the Company's President, Distance Learning since October 1994. During the period January-September 1994, Mr.Crowley performed consulting services for the Company for which he was paid $55,000.

(5) Mr. Crook has been Executive Vice President, Education Sales for the Company or its subsidiary since joining the Company in 1990. Mr. Crook's "other compensation" for 1995 relates to life insurance premiums paid by the Company ($4,176) and to the exercise of stock appreciation rights ($75,250). In 1993 and 1994, Mr. Crook's compensation from the Company was less than $100,000.

(6) Mr. Harper served as the President of Technology for the Company from November 1993 to November 1994.

                                   SAR GRANTS

The following tables set forth certain information with respect to all outstanding stock options and stock appreciation rights ("SARs") granted or issued to the Company's Named Executive Officers and Directors.


                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                 Annual Rates of
                                          % of Total                               Stock Price
                              Number     SARs Granted   Exercise                 Appreciation for
                              of SARs    to Employees     Price    Expiration      Option Term
Name of Holder                Granted   in Fiscal Year  ($/Share)    Date        5%($)      10%($)
- -----------------------     ----------  --------------  ---------- ----------   ------     --------

William Samuels               30,000       17.2%         $3.50      5/26/05      $66,034   $167,343
David Reese                   30,000       17.2%         $3.50      5/26/05      $66,034   $167,343
James Crook                   20,000       11.5%         $3.50      5/26/05      $44,023   $111,562

                                  OPTION GRANTS



                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                 Annual Rates of
                                          % of Total                               Stock Price
                              Number     SARs Granted   Exercise                 Appreciation for
                              of SARs    to Employees     Price    Expiration      Option Term
Name of Holder                Granted   in Fiscal Year  ($/Share)    Date        5%($)      10%($)
- -----------------------     ----------  --------------  ---------- ----------   ------     --------

William C. Samuels           525,000       30.7%         $3.25     12/31/03   $814,658 $1,951,248
William C. Samuels           100,087        5.9%         $2.50     12/31/03   $155,308   $371,990
David Reese                  330,000       19.3%         $3.25     12/31/03   $512,071 $1,226,499
Bruce Crowley                201,000       11.8%         $3.25     12/31/03   $311,898   $747,049

                            TEN-YEAR OPTION REPRICING

The following tables set forth certain information with respect to option repricings during the past ten years for the Company's Named Executive Officers and Directors.


                             Number of
                           Securities Un-   Market                             Length of
                           derlying Op-     Price of    Exercise               Original
                              tions/       Stock at     Price at              Option Term
                               SARs         Time of      Time of      New    Remaining at
                            Repriced or  Repricing or Repricing or Exercise    Date of
                              Amended      Amendment    Amendment    Price   Repricing or
Name of Holders   Date          (#)        ($)        ($)             ($)     Amendment
- ---------------- -------   ---------       -------- -----------   ---------   ---------
William Samuels  1/13/95     80,000          3.38         5.00       3.50       7.0 Yrs
David Reese      1/13/95     40,000          3.38         5.00       3.50       7.0 Yrs
David Reese      1/13/95     15,317          3.38         5.50       3.50       3.9 Yrs
Bruce Crowley    1/13/95    100,000          3.38         5.50       3.50       4.5 Yrs
James Crook      1/13/95     20,000          3.38         5.00       3.50       7.0 Yrs

                             TEN-YEAR SAR REPRICING

The following tables set forth certain information with respect to stock appreciation right repricings during the past ten years for the Company's Named Executive Officers and Directors.



                             Number of
                           Securities Un-   Market                               Length of
                           derlying Op-     Price of     Exercise                 Original
                              tions/       Stock at      Price at               Option Term
                               SARs         Time of       Time of        New    Remaining at
                            Repriced or  Repricing or   Repricing or   Exercise   Date of
                              Amended      Amendment     Amendment      Price   Repricing or
Name of Holders    Date         (#)           ($)           ($)          ($)     Amendment
- ----------------  -------    ---------    ----------    -----------    --------  ---------

William Samuels   1/13/95     100,000        3.38          5.50          3.50     9.6 Yrs
William Samuels  11/17/95      30,000        3.38          4.50          3.50     9.5 Yrs
David Reese       1/13/95      30,000        3.38          5.50          3.50     9.6 Yrs
David Reese      11/17/95      30,000        3.38          4.50          3.50     9.5 Yrs
Bruce Crowley     1/13/95     100,000        3.38          5.50          3.50     9.5 Yrs
James Crook      11/17/95      20,000        3.38          4.50          3.50     9.5 Yrs


                         OPTION/SAR YEAR END VALUES (1)

                                                                                  Value of
                                                             Number of         Unexercised
                                                            Unexercised       In-the-Money
                                                           Options/SARs       Options/SARs
                             Shares                           at FY-End          at FY-End
                        Acquired on     Value              Exercisable/       Exercisable/
Name                   Exercise (#)  Realized             Unexercisable      Unexercisable
- ---------------------------------------------------------------------------------------------

William Samuels (2)          180,000  $165,000       41,000/174,000 SARs    $49,688/$160,625
                              20,000   $50,000   533,035/525,000 Options   $632,979/$229,688

Michael Freeman, Ph.D. (2)                                 0/64,000 SARs         $0/$140,000
                                                             0/0 Options               $0/$0

David Reese (2)                                       38,000/86,000 SARs     $71,125/$80,125
                                                  65,000/370,000 Options    $61,871/$151,875

Bruce Crowley (2)                                     20,000/80,000 SARs      $3,750/$15,000
                                                  33,000/268,000 Options     $6,188/$100,500

James Crook (2)                                       28,000/48,000 SARs     $61,250/$65,000
                                                   21,000/20,000 Options      $24,938/$3,750


(1) The closing bid price of a share of the Company's Common Stock at December 31, 1995, was 3 11/16. The base prices of SARs were either $1.50 and $3.50, and the exercise prices of stock options were either $2.50, $3.25 or $3.50.

(2) During 1995, Mr. Samuels exercised 180,000 options and exercised 32,000 SARs (cash proceeds of $181,375), Mr. Reese exercised 16,000 SARs (cash proceeds of $86,000), Mr. Crook exercised 14,000 SARs (cash proceeds of $75,250) and Dr. Freeman exercised 96,000 SARs (proceeds of 70,956 shares of unregistered stock).

EXECUTIVE COMPENSATION POLICY

The Company's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve the Company's business objectives and contribute to the long-term success of the Company. In order to meet these goals, the Company's compensation policy for its executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Company's compensation policy also contemplates performance-based cash bonuses. The Company's compensation principles for the Chief Executive Officer are identical to those of the Company's other executive officers.

Cash Compensation. In determining its recommendations for adjustments to officers' base salaries for fiscal 1995, the Company focused primarily on the scope of each officer's responsibilities, each officer's contributions to the Company's success in moving toward its long-term goals, the accomplishment of goals set by the officer and approved by the Board for that year, the Company's assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of the Company's financial position. In certain situations, relating primarily to the completion of important transactions or developments, the Company may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to the Company of the transaction or development.

Equity Compensation. The grant of stock options and stock appreciation rights to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options and stock appreciation rights increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options and stock appreciation rights in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options and stock appreciation rights also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plan" and "Stock Appreciation Rights Plan."

CHIEF EXECUTIVE OFFICER COMPENSATION

As indicated above, the factors and criteria upon which the compensation of William C. Samuels, the Chief Executive Officer, is based are identical to the criteria used in evaluating the compensation packages of the other executive officers of the Company. The Chief Executive Officer's individual contributions to the Company included his leadership  role  in  establishing  and  retaining  a  strong  management  team,
developing  and  implementing  the  Company's   business  plans  and  attracting
investment capital to the Company. In addition, the Company reviewed compensation levels of chief executive officers at comparable companies with the Company's industry.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company did not have a compensation committee during the past fiscal year and all determinations concerning executive compensation for such period for the Company's executive officers were made by the Board of Directors. The directors abstained from participation in compensation determinations concerning their own compensation. None of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity, any of whose officers served on the Board of Directors of the Company.

CORPORATE PERFORMANCE GRAPH

The graph shows a comparison of cumulative total stockholder returns from December 31, 1990 through December 31, 1995 for the Company, the NASDAQ Stock Market-U.S. Index ("NASDAQ") and the Hambrecht & Quist Technology Index ("H&Q"). The graph assumes that the value of the investment in the Company's Common Stock, NASDAQ and H&Q was $100 on December 31, 1990 and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common
Stock. The cumulative total stockholder returns for such investment in the Company, NASDAQ and H&Q resulted in values of $39, $61, and $148, respectively, on December 31, 1991; values of $89, $187, and $170, respectively, on December 31, 1992; values of $279, $214, and $186, respectively, on December 31, 1993; values of $153, $210, and $215, respectively, on December 31, 1994; and values of $158, $297, and $253, respectively, on December 31, 1995.

OTHER COMPENSATION

Outside directors may be paid an honorarium for attending meetings of the Board of Directors of the Company, in an amount that management anticipates will not exceed $500 per meeting.

AGREEMENTS WITH MANAGEMENT

In June 1985, a group of investors, including Dr. Freeman, engaged in a restructuring of the Company and the purchase of the shares of certain previous investors. In connection with such restructuring, the Company obligated itself to repay certain creditors, out of a repayment pool ("Repayment Pool") to be Funded with 10% of the Company's "available cash flow" in excess of $1,000,000 in any calendar year. Available cash flow is the excess of gross revenues. As of December 31, 1993, the aggregate amount of principal and interest due such creditors was approximately $709,794. During 1994, the Company extinguished all outstanding obligations under the Repayment Pool by paying cash, and in three cases issuing promissory notes, in separately negotiated settlement agreements with the holders of the obligations. The three notes, issued to Nolan Bushnell, Prudential Bache Securities, Inc. and Dr. Freeman, in the original principal amount of $190,000, $25,000 and $8,770, respectively, were also repaid during 1995, at either their original principal amount, or at a discounted amount. The settlement price in all these agreements was approximately 18% of the obligations' face value.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Stock Option Plan

In December 1986, the Board of Directors approved a stock option plan (the "1986 Plan") that provided for the granting of 24,435 stock options to employees, consultants, officers and directors, as selected by the Board of Directors. As of December 31, 1991, options for 11,413 shares had been granted to eight employees with exercise prices from $0.01 to $8.185 under the 1986 Plan. No further shares are to be granted under the 1986 Plan, since it has been canceled. By December 31, 1994, all options granted under this plan had been exercised or had expired.

On August 9, 1989, the Board of Directors approved a 1989 Employee Incentive Stock Option Plan and a 1989 Non-Qualified Stock Option Plan (collectively, the "Plans") and on October 20, 1989, the stockholders authorized and approved the adoption of the Plans. Michael J. Freeman is not eligible to participate in either Plan. The 1989 Employee Incentive Stock Option Plan, which is administered by the Board of Directors, provides for the issuance of up to an aggregate of 100,000 shares of Common Stock upon exercise of options granted to key employees. This Plan stipulates that the option price may not be less than fair market value on the date of the grant and, from May 4, 1990, through May 4, 1992, could not be less than $5.50 per share. Options granted under this Plan shall not be exercisable for a period longer than ten (10) years from the date of the grant. The Plan generally provides that at the time of exercise of any option the purchase price must be delivered in cash, or at the option of the Board of Directors, or a committee designated by the Board to administer the Plan (the "Committee"), through delivery of the Company's Common Stock equal in value to the option exercise price, or by a combination thereof. Options under this Plan may be issued as "Incentive Stock Options" under Federal tax laws. As of December 31, 1995, 100,000 options had been granted under this Plan at exercise prices of $2.50 to $3.50 per share; the options expire between the years 1997 and 2000. During 1995, 2,000 options under the Plan were exercised.

The 1989 Non-qualified Stock Option Plan, which is administered by the Board of Directors, provides for the issuance of up to an aggregate of 100,000 shares of Common Stock upon exercise of options granted to employees, officers, directors, consultants and independent contractors. This Plan provides that the Board has the discretion to establish the option exercise price, and that the option exercise price may be less than fair market value at the time of the grant of the option. However, a further provision is that from May 4, 1990 through May 4, 1992, no options could be granted having an exercise price that was less than the higher of the then current market price of the Company's Common Stock or $5.50 per share. Options granted under this Plan shall expire on a date determined by the Board or the Committee, but in no event later than three months after the termination of employment or retainer. This Plan generally provides that the purchase price must be delivered in cash, or if permitted by the Board or the Committee, services rendered or by a combination thereof. As of December 31, 1995, 100,000 options had been granted under this plan at exercise prices of $2.50 to $5.50 per share, which options expire between the years 1997 and 1998. During 1995, 1,000 options under the Plan were exercised.

The Company has issued options to purchase shares of Common Stock at varying prices, expiring at dates from 1996 to 2003, and are not part of the Plans. These include currently outstanding options to (i) Mr. Samuels for 533,035 shares at $2.50 per share and 525,000 at $3.25 per share: (ii) Mr. Reese for 49,683 shares at $2.50 per share, 55,317 at $3.50 per share, and 330,000 at $3.25 per share; Mr. Crowley for 100,000 shares at $3.50 per share and 201,000 at $3.25 per share; and Mr. Crook for 21,000 shares at $2.50 per share and 20,000 at $3.50 per share.

Stock Appreciation Rights Plan

The Company's 1992 Stock Appreciation Rights Plan ("SAR Plan") was approved by the Company's stockholders in December 1992. The SAR Plan provides a means whereby employees, officers, directors, consultants and independent contractors may acquire the right to participate in the appreciation of the Common Stock of the Company pursuant to stock appreciation rights ("SARs"). The SAR Plan is designed to promote the long-term interest of the Company and its stockholders by providing the recipients with an additional incentive to promote the financial success of the Company and its subsidiaries. Subject to adjustment as set forth in the SAR Plan, the aggregate number of SARs that may be granted shall not exceed 900,000. The SAR Plan is administered by the Stock Appreciation Rights Committee (the "SAR Committee").

SARs may not be exercised until the expiration of six months from the date of grant, and could in no event be exercised earlier than May 1, 1994. One-fifth of the SARs awarded to a recipient vest at the end of each 12-month period following the date of grant. If a holder of a SAR ceases to be an employee, director or consultant of the Company, or one of its subsidiaries or an affiliate, other than by reason of the holder's death or disability, any SARs that have not vested shall become void. Exercise of SARs also will be subject to such further restrictions (including limits on the time of exercise) as may be required to satisfy the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission and any other applicable law or regulation (including, without limitation, federal and state securities laws and regulations). SARs are not transferable, except by will or under the laws of descent and distribution.

Upon exercise of a SAR, the holder will receive for each share for which a SAR is exercised, as determined by the SAR Committee in its discretion, (a) shares of the Company's Common Stock, (b) cash, or (c) cash and shares of Common Stock, equal to the difference between (i) the fair market value per share of the Common Stock on the date of exercise of the SAR and (ii) the value of a SAR, which amount shall be no less than the fair market value per share of Common Stock on the date of grant of the SAR.

A grant of SARs has no Federal income tax consequences at the time of such grant. Upon the exercise of SARs, the amount of any cash and, generally, the fair market value of any shares of Common Stock received, is taxable to the holder as ordinary income; the Company will have a corresponding deduction. Upon the sale of any Common Stock acquired by the exercise of SARs, holders will realize long-term or short-term capital gains or losses, depending upon their holding period for such Common Stock.

Under the Company's SAR Plan, as of December 31, 1995, the Company had granted a total of 874,000 SARs at exercise prices of either $1.50 or $3.50 per share, including 290,000 SARs to William Samuels, 160,000 SARs to Dr. Michael Freeman, 100,000 SARs to Bruce Crowley, 140,000 SARs to David Reese and 90,000 SARs to James Crook. The initial prices of all the SARs granted were equal to the fair market values of a share of Common Stock on the dates of grant. During 1995, Mr. Samuels exercised 43,000 SARs and received cash proceeds of $181,375, Mr. Reese exercised 16,000 SARs and received cash proceeds of $86,000, Mr. Crook exercised 14,000 SARs and received cash proceeds of $75,250, and Dr. Freeman exercised 96,000 SARs and received 70,956 unregistered shares of ACTV common stock as proceeds .

The SARs expire between 1998 and 2004; one-fifth of the total SARs granted to each recipient vest at the end of each 12 month period following the date of grant.

SECTION 16(A) REPORTING

As under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1995, all reports for all transactions were filed on a timely basis, except for inadvertent late filings of a Form 3 for each of Howard Squadron and Richard Hyman, relating to their appointment as directors in January 1995. Upon discovery of these oversights, a Form 3 setting forth an initial statement of beneficial ownership for each of Howard Squadron and Richard Hyman was promptly filed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of April 23, 1996, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each director of the Company and all officers and directors as a group. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.



Name and Address                                Number of
of Beneficial Owner                                Shares           Percent of Class
- --------------------------------                ---------           ----------------
William C. Samuels (1)
c/o ACTV, Inc.
1270 Avenue of the Americas
New York, NY 10020                              3,321,917                     26.74%

David Reese (2)
c/o ACTV, Inc.
1270 Avenue of the Americas
New York, NY 10020                                105,000                      *

Bruce Crowley (3)
c/o ACTV, Inc.
1270 Avenue of the Americas
New York, NY 10020                                 66,000                      *

Jay M. Kaplowitz, Esq. (4)
c/o Gersten, Savage, Kaplowitz & Curtin
575 Lexington Avenue
New York, NY  10022                                27,000                      *

Richard Hyman (5)
c/o Triquest Financial Services
505 Park Avenue
New York, NY 10022                                 25,000                      *

Howard Squadron (6)
c/o Squadron, Ellenoff, Plesent,
   Sheinfeld & Sorkin
551 Fifth Avenue
New York, NY 10176                                 65,267                      *

The Washington Post Company (7)
1150 15th Street, N.W.
Washington, D.C. 20071                          2,341,334                     19.69%

All Directors and Officers
as a Group (8 persons)
(1)(2)(3)(4)(5)(6)                              3,672,163                     28.86%

*       Indicates that director holds less than 1% of common shares outstanding


(1) Includes 240,950 shares of Common Stock owned by Mr. Samuels, up to 533,035 shares of Common Stock issuable to Mr. Samuels upon the exercise of stock options, 2,341,334 shares of Common Stock owned by the Post Company and 206,598 shares owned by Dr. Freeman, which are subject to a voting agreement with Mr. Samuels. Does not include shares that may be issued by the Company upon the exercise of SARs.

(2) Includes 105,000 shares issuable to upon the exercise of stock options. Does not include shares that may be issued by the Company upon the exercise of SARs.

(3) Includes 66,000 shares of Common Stock issuable to Mr. Crowley upon the exercise of stock options. Does not include shares that may be issued by the Company upon the exercise of SARs.

(4)     Includes 25,000 shares issuable upon the exercise of stock options.

(5)     Includes 25,000 shares issuable upon the exercise of stock options.

(6)     Includes 50,000 shares issuable upon the exercise of stock options.

(7) Includes 2,341,334 shares of Common Stock issued to the Post Company, including 750,000 shares of Common Stock issued March 15, 1994, upon exercise of an option and 871,334 shares of Common Stock issued March 15, 1994, upon conversion of an 8% Convertible Promissory Note (including accrued interest through March 15, 1994). All of the Post Company's shares are subject to a voting agreement with Mr. Samuels. Does not include shares issuable upon the exercise of the right of the Post Company to purchase form the Company the amount of shares of Common Stock necessary to bring the Post Company's percentage ownership of the total then outstanding shares to 51%. See "CERTAIN TRANSACTIONS."

(8) Includes 835,035 shares issuable upon the exercise of options that have vested or vest within 60 days of the date of this report. Does not include shares that may be issued by the Company upon the exercise of SARs.

ITEM 13.  CERTAIN TRANSACTIONS

On March 17, 1992, the Post Company acquired an 8% Convertible Promissory Note of the Company in the principal amount of $1,500,000 (the "Convertible Note") and, in connection therewith, acquired 720,000 unregistered shares of Common
Stock. The principal amount of the Convertible Note was payable in four installments of $375,000, together with accrued interest thereon, on March 15, 1994, September 15, 1994, March 15, 1995, and September 15, 1995. The purpose of this transaction was to provide working capital to the Company. On March 15, 1994, the unpaid principal and accrued and unpaid interest on the Convertible Note were converted into 871,334 shares of Common Stock of the Company at $2.00 per share.

On March 11, 1994, the Post Company entered into a voting agreement with the Company and William C. Samuels, Chief Executive Officer of the Company as voting trustee ("Voting Trustee"), pursuant to which the Post Company has assigned to Mr. Samuels its voting rights with respect to the Company's Common Stock that it holds. This voting trust remains in effect for 10 years, or as long as the Post Company's shareholdings in the Company are greater than 20% or less than 51% of outstanding Common Stock. The Post Company also regains the right to vote its shares of Common Stock under certain circumstances, including the proposal of any amendment to the Company's certificate of incorporation requiring stockholder approval; in case of any reclassification or change of the outstanding Common Stock of the Company, any consolidation of the Company with, or merger of the Company into, another corporation, or in the case of a sale or conveyance to another corporation or other entity of all or substantially all of the property, assets or business of the Company; upon the commencement of a proxy contest regarding the Company's Board of Directors; if a person or entity acquires 20% or more of the outstanding Common Stock of the Company; or if a conflict of interest (as determined by the Post Company in its sole discretion) involving the Voting Trustee or any successor Voting Trustee should arise.

On March 17, 1992, effective with the formation of ACTV Interactive, the Post Company acquired an option (the "Option") pursuant to an option agreement (the "Option Agreement") to purchase an additional 750,000 shares of the Company's Common Stock at $2.00 per share, or $2.50 per share if exercised after March 15, 1994. On March 15, 1994, the Post Company exercised this Option, receiving 750,000 shares at $2.00 per share. On such date, the average of the high bid and ask prices of the Company's Common Stock was $5 7/8. The Post Company also obtained pursuant to the Option Agreement certain "piggyback" and demand registration rights with respect to the 720,000 shares of Common Stock that it purchased in 1992 and the shares of Common Stock that it received upon exercise of the Option and conversion of the Convertible Note. In connection with the Option Agreement, the Post Company also received the right to purchase, from the Company, at a fair market exercise price to be determined, an amount of shares of Common Stock necessary to increase the Post Company's percentage ownership of the total then outstanding shares of Common Stock to 51%.

Such right is exercisable through March 17, 1997, subject to extension in certain circumstances. Until March 17, 1995, the Post Company agreed not to acquire more than 40% of the Company unless certain events occurred, such as a tender offer, a proxy contest, or the acquisition by a third party of in excess of 15% of the Company's Common Stock, as set forth in a standstill agreement between the Company and the Post Company (the "Standstill Agreement").

On July 14, 1992, the Post Company and the Company formed ACTV Interactive to market the Company's Programming Technology for educational applications world-wide. The Post Company invested $2.5 million and owned 51% of ACTV Interactive.

ACTV Interactive, Inc., a wholly owned subsidiary of the Company, owned a 49% interest in ACTV Interactive. In connection with the formation of ACTV
Interactive, the Company entered into a license agreement (the "License Agreement") with the partnership, pursuant to which ACTV Interactive was given a license to exploit the Programming Technology in the creation and distribution of educational programming. The License Agreement provided for the Company to receive a five percent (5%) royalty on certain revenues generated by ACTV Interactive, subject to certain adjustments.

On March 11, 1994, the Company purchased the Post Company's entire 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million note due December 31, 1996 (the "New Note"). The New Note accrued interest at 8%. The principal of the New Note was secured pursuant to a security agreement through which the Post Company acquired a security interest in and lien with respect to all of the Company's existing United States patents and pending applications. The New Note was paid in full by October 1995.

The consideration for the acquisition by ACTV of the Post Company's interest in ACTV Interactive was based on the value of the ACTV Programming it had developed for education, its marketing and sales of such programming, and the Company's assessment of the future value of the use of the Programming Technology in the education and distance learning markets.

Jay M. Kaplowitz is a Director of the Company and a partner of Gersten, Savage, Kaplowitz & Curtin, LLP, general counsel to the Company. Mr. Kaplowitz owns 2,000 shares and options to purchase 25,000 shares at an exercise price of $3.50 per share. The options were issued to Mr. Kaplowitz pursuant to an option agreement dated January 1, 1989 that granted Mr. Kaplowitz registration rights with respect to such options.

All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 25th day of April 1996.

                                              ACTV, Inc.

                                              By: /s/William C. Samuels
                                                  ---------------------
                                                  William C. Samuels
                                                  Chairman and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.


Signature                          Title                                Date
- ---------                          -----                                ----
/s/ William C. Samuels                                            April 25, 1996
- ----------------------
William C. Samuels            Chairman, Chief Executive
                              Officer, and Director

/s/ David Reese                                                   April 25, 1996
- ---------------
David Reese                   President - ACTV
                              Entertainment, Inc.,
                              and Director

/s/ Bruce Crowley                                                 April 25, 1996
- ----------------------
Bruce Crowley                 President - ACTV
                              Interactive, Inc.,
                              and Director

/s/ Jay M. Kaplowitz                                              April 25, 1996
- --------------------
Jay M. Kaplowitz              Director

/s/ Richard Hyman                                                 April 25, 1996
- ----------------------
Richard Hyman                 Director

/s/ Howard Squadron                                               April 25, 1996
- ----------------------
Howard Squadron               Director

/s/ Christopher C. Cline                                          April 25, 1996
- ------------------------
Christopher C. Cline          Chief Financial Officer