Form 10-Q
period 1996-03-31
ACTV INC /DE/
filed 1996-05-14
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No
                                       -----     -----

As of May 13, 1996, there were 11,892,105 shares of the registrant's common stock outstanding.

                           ACTV, INC. AND SUBSIDIARIES

                                      INDEX



PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----

        Consolidated Balance Sheets at December 31, 1995 and March 31, 1996
        unaudited) ........................................................      3

        Consolidated Statements of Operations for the three month periods
        ended March 31, 1995 and 1996 (unaudited)..........................      4

        Consolidated Statements of Cash Flows for the three month periods
        ended March 31, 1995 and 1996 (unaudited)..........................      5

        Notes to Consolidated Financial Statements.........................      6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................  7--12


PART II OTHER INFORMATION.................................................      13

         Exhibit 11.......................................................      14

         Signatures


ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


     ASSETS


                                                      December 31,             March 31,
                                                              1995                  1996
                                                      ------------             ---------
                                                                              (unaudited)
Current Assets:
     Cash and cash equivalents.................         $3,531,782            $3,655,979
     Accounts receivable.......................            349,291               304,408
     Education equipment inventory.............            112,218               142,735
     Other.....................................             61,011               108,013
                                                      --------------        --------------
         Total current assets..................          4,054,302             4,211,135
                                                      --------------        --------------
     Property and equipment-net................            416,895               562,224
                                                      --------------        --------------
Other Assets:
     Video program inventory-net...............            214,824               107,412
     Patents and patents pending-net...........            268,980               265,179
     Goodwill-net..............................          3,493,932             3,387,339
     Other.....................................            102,195                81,106
                                                      --------------        --------------
         Total other assets....................          4,079,931             3,841,036
                                                      --------------        --------------
              Total ...........................         $8,551,128            $8,614,395
                                                      ==============        ==============

     LIABILITIES AND
     SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses.....         $1,090,392            $1,317,700
     Deferred stock appreciation rights........            566,883               960,474
                                                      --------------        --------------
         Total current liabilities.............          1,657,275             2,278,174
                                                      --------------        --------------
         Total liabilities.....................          1,657,275             2,278,174
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000
         shares authorized, none issued........                 --                    --
     Common stock, $.10 par value, 17,000,000
         shares authorized: issued and outstand-
         ing 11,396,419 at December 31, 1995,
          11,888,615 at March 31, 1996..........         1,139,642             1,188,862
     Additional paid-in capital................         36,686,742            38,640,773
     Notes receivable from stock sales.........           (567,500)             (567,500)
                                                      --------------        --------------
         Total.................................         37,258,884            39,262,135
     Accumulated deficit.......................        (30,365,031)          (32,925,914)
                                                      --------------        --------------
         Total shareholders' equity............          6,893,853             6,336,221
                                                      --------------        --------------
              Total............................         $8,551,128            $8,614,395
                                                      ==============        ==============


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


Three Months Ended March 31,                                   1995                  1996
                                                       -------------         -------------


Revenues:

   Sales revenues..............................             $341,634              $343,522
   License fees from related party.............                   --                 7,152
   Royalties from related party................                   --                    --
                                                        --------------        --------------
      Total revenues...........................              341,634               350,674

   Cost of Sales...............................               87,101               208,010
                                                        --------------        --------------
      Gross profit.............................              254,533               142,664

Expenses:

   Operating expenses..........................              216,143               518,102
   Selling and administrative..................            1,143,702             1,530,619
   Depreciation and amortization...............              108,679               187,879
   Amortization of goodwill....................              106,593               106,593
   Stock appreciation rights...................              724,165               393,591
                                                        --------------        --------------
      Total expenses...........................            2,299,282             2,736,784

Interest (income)..............................              (29,779)              (33,237)
Interest expense--related parties..............               40,262                    --
                                                        --------------        --------------
   Interest expense (income) -- net............               10,483               (33,237)
Other expense (income).........................               (8,279)                   --

Loss before minority interest in
   equity of investee and extraordinary gain...            2,046,953             2,560,883
Interest in ACTV Interactive...................                   --                    --
                                                        --------------        --------------
Net loss before extraordinary gain.............            2,046,953             2,560,883
Gain on extinguishment of debt obligations.....               94,117                    --
                                                        --------------        --------------
Net loss.......................................           $1,952,836            $2,560,883
                                                        ==============        ==============


Loss per common share before extraordinary
gain...........................................                 $.22                  $.22

Loss per common share after extraordinary
gain...........................................                 $.21                  $.22

Weighted average number of common shares
outstanding....................................            9,225,240            11,478,815



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,                                     1995                1996
                                                     ----------------    ----------------
Cash flows from operating activities:
     Net loss                                               $1,952,836           $2,560,883
                                                      ------------------   ------------------
Adjustments to reconcile net loss to net cash
used in operations:
     Depreciation and amortization.............                215,505              294,472
     Stock appreciation rights.................                562,916              393,591
     Gain on extinguishment of debt obligations                (94,717)                  --
     Common stock issued for services..........                147,930               99,766
Changes in operating assets and liabilities:
     Loss from interest in ACTV Interactive....                     --                   --
     Accounts receivable.......................                (66,101)              44,883
     Other assets..............................                (12,179)             (78,875)
     Accounts payable and accrued expenses.....               (393,255)             227,308
     Education equipment inventory.............                 31,685              (30,517)
     Receivable from affiliate.................                   --                   --
     Interest payable..........................                 39,999                 --
                                                      ------------------   ------------------
              Net cash used in operating
              activities.......................             (1,521,053)          (1,610,255)
                                                      ------------------   ------------------

Cash flows from financing activities:
     Proceeds from sale of common stock........              1,506,375            1,903,485
     Proceeds from exercise of options.........                  8,300                 --
     Discounted prepayment of note.............               (101,458)                --
     Repayment of note.........................                (25,250)                --
                                                      ------------------   ------------------
Net cash provided by financing activities......              1,387,967            1,903,485
Cash flows from investing activities:
     Cash acquired in acquisition of remaining
     interest in affiliate.....................                   --                   --
     Cash paid for interest in affiliate.......                   --                   --
     Investment in property and equipment......                 38,302              169,033
                                                      ------------------   ------------------
              Net cash used in investing
              activities.......................                 38,302              169,033
                                                      ------------------   ------------------
Net increase (decrease) in cash and cash
equivalents   .................................               (171,388)             124,197
     Cash and cash equivalents,
     beginning of period.......................              2,479,840            3,531,782
                                                      ------------------   ------------------
     Cash and cash equivalents,
     end of period.............................              2,308,452            3,655,979
                                                      ==================   ==================

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996

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

1(b) The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of March 1997. To fund its operations at least through the end of March 1997, without additional financing, the Company will be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of March 1997. In the first quarter of 1996, the Company raised approximately $1.9 million from the private sale of shares of the Company's common stock.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. The consolidated statements of operations for the three month period ended March 31, 1995, reflect an extraordinary gain of $94,117 on the extinguishment of an obligation to Nolan Bushnell. On April 25, 1994, the Company entered into a Settlement Agreement (the "Bushnell Settlement Agreement") with Mr. Bushnell under which Mr. Bushnell released the Company from certain obligations. Pursuant to the Bushnell Settlement Agreement, ACTV issued to Mr. Bushnell, among other consideration, a promissory note in the principal amount of $190,000, payable in two installments on June 30, 1995, and June 30, 1996. In January 1995, the Company and Mr. Bushnell agreed to a discounting of the note for payment in full at that time.

4. The Company's balance sheet at March 31, 1996 reflects a credit to shareholders' equity of $55,000 related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheet at March 31, 1996 also reflects a debit to shareholders' equity of $567,500 related to non-recourse loans made by the Company to certain employees in August 1995 to purchase the Company's common stock by exercising options. The due dates of the non-recourse loans correspond with the respective expiration dates of the options exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

ACTV, Inc. (the "Company") was organized to develop and market ACTV programming technology, which permits each viewer to simultaneously experience individualized television programming. Since its inception, the Company has incurred operating losses approximating $33 million related directly to the development and marketing of the ACTV programming technology.

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

In June 1993, at the Company's request, LGV withdrew from its ownership in ACTV Entertainment and the Company became the sole shareholder of ACTV Entertainment under the terms of an agreement with a subsidiary of LGV. In exchange for gaining full ownership and control of ACTV Entertainment in the settlement and for the conversion of LGV's exclusive license for Canada and Europe to a non-exclusive license, the Company ceased providing programming to LGV and agreed to give up the license fee revenue it had received from LGV for LGV's use of the programming technology in Canada and Europe.

In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned subsidiaries, to operate the Company's individualized television trial in

Southern California. If the trial is successful, this subsidiary will operate the planned regional television network targeting approximately 4.2 million sports subscribers in the region that reaches from Los Angeles to San Diego and Phoenix.

The trial, which marks the introduction of the Company's first U.S. regional individualized network (the "Regional Network"), began in the Los Angeles area in May 1995. The trial involves 1,000 cable subscribers and will run throughout most of 1996 and may extend into 1997. The Company believes that the Regional Network is the first programming service in the U.S. to both enhance existing programming and offer new individualized content.

Programming for the Regional Network is being provided to ACTV by Prime Sports - West, a unit of Liberty Media's Liberty Sports division, which has approximately
4.2 million subscribers in the Southwest region of the U.S.; Cable News Network, Inc. ("CNN"); and the Game Show Network, a subsidiary of Sony Entertainment, Inc. ("Sony"). Liberty Media is jointly owned by Telecommunications Inc. ("TCI") and Fox Sports. The cable operator for the Regional Network is Ventura County Cablevision, currently a subsidiary of Western Communications, whose ownership is scheduled to be transferred to TCI in 1996.

The Company has established four new wholly-owned subsidiaries that would operate additional regional individualized networks covering the San Francisco, Chicago, New York and Atlanta regions in the event that the Company decides to expand and provide similar services to those of the Regional Network in other regions across the U.S. To date, the four new wholly-owned subsidiaries have not engaged in any business activities, nor does the Company have any present intention to launch their activities. The Regional Network, and any expansion plans related thereto, is part of the Company's plan to develop the entertainment division of its business which, to date, does not generate any revenue for the Company.

In July 1992, the Company entered into an agreement with a subsidiary of the Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized for the purpose of marketing products and services incorporating the programming technology to the education marketplace. The subsidiary of the Post Company owned a 51% share.

On March 11, 1994 the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million, consisting of $2.5 million in cash at closing and a $2 million 8% note due December 31, 1996 (the "Note"). Subsequently, all operations by the Company's subsidiaries associated with the education market have been consolidated with the results of the Company. During 1995, the Note, including accrued interest, was paid in full.

In January 1995, the Company granted an exclusive license to Greenwich Entertainment Group ("The Greenwich Group") for the use of its programming technology in the theater environment, specifically in shopping malls, museums and entertainment centers. The Company's agreement with The Greenwich Group stipulates the payment of a license fee of 8% to 10% of annual ticket sales per theater, dependent upon each theater's volume. The agreement also calls for minimum annual payments of $200,000 in 1996, $500,000 in 1997,  $1,000,000 in 1998,  $1,250,000
in 1999 and $1,500,000 in the year 2000 and thereafter. If the minimum payments are not paid, the Company has the right to cancel the license.

Additionally, the Company has made equity investments in The Greenwich Group of $24,325 in March 1996 and $250,000 in April 1996. Currently, the Company's ownership percentage of The Greenwich Group is approximately 15%.

In July 1995, the Company formed 3D Virtual, Inc., a wholly owned subsidiary engaged in the development of three dimensional applications of the Company's programming technology.


RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended March 31, 1996 and March 31, 1995

During the three month period ended March 31, 1996 ("First Quarter 1996"), the Company's revenues increased approximately 3%, to $350,674, from $341,634 in the three month period ended March 31, 1995 ("First Quarter 1995"). In the more recent quarter, the Company's revenues derived from education sales, as well as from license and executive producer fees related to its agreement with The
Greenwich Group. All revenues in First Quarter 1995 were derived from the education market.

Cost of sales in First Quarter 1996 was $208,010, a 139% increase compared to First Quarter 1995's cost of sales of $87,101. The Company's gross margin declined to 41% in the more recent quarter, from 75% in the corresponding 1995 quarter. The decline was due to the inclusion in the more recent quarter of executive production fees, which carry a lower profit margin than the Company's other revenue sources, and from proportionately lesser revenues from education programs, when compared to First Quarter 1995. Education programs have a higher gross margin than other education products sold by the Company.

Total expenses excluding cost of sales and interest expense increased approximately 19% in First Quarter 1996, to $2,736,784, from $2,299,282 in First Quarter 1995. The increase was due principally to higher selling and administrative and operating expenses associated with the Company's operation of its Los Angeles Regional Network, which had not yet been launched during First Quarter 1995. The Company also incurred higher research and development costs in First Quarter 1996 related to an ongoing distance learning project, new initiatives in digital set-top terminal software, and Internet product development.

Depreciation and amortization expense increased in First Quarter 1996 to $294,238, from $215,272 in First Quarter 1995, due to greater depreciation costs associated with equipment purchased by the Los Angeles Regional Network.

Interest expense declined to $0 in First Quarter 1996, from $40,262 in First Quarter 1995. During 1995, the Company paid in full all of its short and long-term interest bearing obligations. Interest income in First Quarter 1996 was $33,237, an increase of 12% compared with $29,779 in First Quarter 1995. The increase resulted from higher available cash balances and prevailing market interest rates in the more recent period. The Company recorded other income of $8,279 in First Quarter 1995 arising from reimbursements of expenses recognized in prior periods, compared to other income of $0 in First Quarter 1996.

The Company's net loss in First Quarter 1996 before extraordinary gain increased approximately 25%, to $2,560,883, or $.22 per share, from $2,046,953, or $.22 per share, in First Quarter 1995, the result of greater selling and administrative and operating expenses and higher cost of sales. The Company recorded an extraordinary gain of $94,117 in First Quarter 1995 due to the discounted prepayment of a note payable. Net loss in First Quarter 1995 after this extraordinary gain was $1,952,836, or $.21 per share.


Comparison of Three Month Periods Ended March 31, 1995 and March 31, 1994

During the three month period ended March 31, 1995 ("First Quarter 1995"), the Company's revenues increased approximately 328%, from $79,841 to $341,634, compared to the three month period ended March 31, 1994 ("First Quarter 1994"). The increase was due to higher education sales in the more recent quarter and to the absence of the results of ACTV Interactive for the period from January 1, 1994 to March 11, 1994, when the Company purchased the Post Company's 51% interest in this subsidiary. Prior to this purchase, the Company accounted for its investment in ACTV Interactive by the equity method of accounting.

Cost of sales in First Quarter 1995 was $87,101, all of which related to education product sales. The Company recorded cost of sales of $4,232 for First Quarter 1994.

Total expenses excluding cost of sales and interest expense increased approximately 140% in First Quarter 1995, to $2,299,282, from $959,591 in First Quarter 1994. The increase was due principally to higher general and administrative expenses associated with higher research and development costs, to increased expenses accrued pursuant to the Company's stock appreciation rights ("SAR") plan, and to the exclusion of the expenses of ACTV Interactive for the greater part of First Quarter 1994, as noted above.

Depreciation and amortization expense increased in First Quarter 1995 to $215,272, from $135,750 in First Quarter 1994, due to the inclusion of goodwill amortization expense related to the Company's purchase of the Post Company's interest in ACTV Interactive for the entire quarterly period in 1995. In First Quarter 1994, this expense accrued for only the period from the purchase date, March 11, 1994 through March 31, 1994.

Interest expense declined 58% in First Quarter 1995, to $40,262, from $96,072 in First Quarter 1994, due in part to the elimination of expense related to original issue discount on the $1.5 million convertible note payable to the Post Company. The full principal value of this note, plus all accrued interest, was converted by the Post Company into common shares of ACTV, Inc. on March 15, 1994. Interest expense declined also due to the extinguishment of certain long term obligations in the third and fourth quarters of 1994 relating to a repayment pool established in 1985. Interest income in First Quarter 1995 was $29,779, compared with $17,110 in First Quarter 1994. The increase resulted from higher available cash balances in the more recent period. The Company recorded other income of $8,279 in First Quarter 1995 that arose from reimbursements of expenses recognized in prior periods, compared to other income of $0 in First Quarter 1994.

The Company's net loss in First Quarter 1995 before extraordinary gain increased approximately 85%, to $2,046,953, or $.22 per share, from $1,106,444, or $.16 per share, in First Quarter 1994, the result principally of increases in SAR and general and administrative expenses. The Company recorded an extraordinary gain of $94,117 in First Quarter 1995 due to the discounted prepayment of a note payable. Net loss in First Quarter 1995 after this extraordinary gain was $1,952,836, or $.21 per share.


Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through March 31, 1996, the Company had an accumulated deficit of approximately $33 million. The Company's cash position on March 31, 1996 was $3,655,979, compared to $3,531,782 on December 31, 1995.

During First Quarter 1996 the Company used $1,610,255 in cash for its operations, compared with $1,521,053 in First Quarter 1995. The increase in First Quarter 1996 was due principally to higher operating and selling and administrative expenses. The Company met its cash needs in First Quarter 1996 from the remaining proceeds from private sales of common stock effected in
1995, as well as from sales of common stock totaling $1.9 that were concluded during First Quarter 1996. The Company met its cash needs in First Quarter 1995 from the proceeds of sales of common stock to private investors completed in the last quarter of 1994 and First Quarter 1995.

With respect to investing activities, in First Quarter 1996 and 1995 the Company used cash of $169,033 and $38,302, respectively, principally for equipment purchases related to the Los Angeles Regional Network. The Company's operating subsidiaries are dependent on advances from the Company to meet their obligations.

The Company's  balance sheets at March 31,  1996  and  March  31,  1995  reflect
expense   accruals  of $960,474  and  $566,883,  respectively,  related  to  the
Company's stock appreciation rights plan.

In the First Quarter 1996, the Company raised approximately $1.9 million from the private sale of shares of the Company's common stock.

The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of March 1997. To fund its operations at least through the end of March

1997, without additional financing, the Company will be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of March 1997.

The Company believes that it may be required to expend approximately $500,000 in the remainder of 1996 to facilitate the completion of current research and development projects, relating primarily to the development of software to implement the Company's programming technology in digital set-top terminals. The Company has no agreements, arrangements or understanding to obtain additional financing, and there can be no assurance that additional financing will be available on terms satisfactory to the Company or at all.

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


                                                 ACTV, Inc.

                                                 Registrant


Date:      May 13, 1996                      /s/ William C. Samuels
           ------------                      ----------------------
                                             William C. Samuels
                                             Chairman, Chief Executive Officer
                                             and Director

Date:      May 13, 1996                      /s/ Christopher C. Cline
           ------------                      ------------------------
                                             Christopher C. Cline
                                             Vice President (principal financial
                                             and accounting officer)