Form 10-K405/A
period 1995-12-31
ACTV INC /DE/
filed 1996-08-06
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

      _________________________________ACTV, Inc._________________________
             (Exact name of registrant as specified in its charter)

Delaware                                                     94-2907258
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1270 Avenue of the Americas
New York, New York                                                    10020
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

Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 5, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the NASDAQ Stock Market closing bid price on August 2, 1996) was $37,546,669.

As of August 5, 1996, there were 11,891,105 shares of the registrant's common stock outstanding.

ITEM 10. MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company as of April 22, 1996, the date of the filing of the Company's Form 10-K/A-1, are as follows:


Name                                       Age        Position with the Company
- ----                                       ---        -------------------------
William C. Samuels                          53        Chairman, Chief Executive
                                                      Officer and Director

David Reese                                 39        Executive Vice-President,
                                                      President - ACTV
                                                      Entertainment, Inc. and
Director

Bruce Crowley                               38        Executive Vice-President,
                                                      President - ACTV Interactive,
                                                      Inc. and Director

Christopher C. Cline                        45        Vice President, Chief Financial
                                                      Officer and Secretary

Jay M. Kaplowitz                            49        Director

Howard Squadron                             69        Director

Richard Hyman                               44        Director


WILLIAM C. SAMUELS has served as President and a Director of the Company since August 1, 1989, and became the Chief Executive Officer in 1993 and Chairman of the Board in November 1994. He also served as Chairman of ACTV Interactive, a partnership with the Post Company, from July 1992 through March 1994, when the Company acquired the Post Company's interest in ACTV Interactive, Inc. ("ACTV Interactive"). Mr. Samuels is a trustee of the Howard J. Samuels Institute at
City College. Mr. Samuels has a JD from Harvard Law School (1968) and a BS in Economics and Engineering from the Massachusetts Institute of Technology (1965). In July 1996, Mr. Samuels was elected to a three year term as Director.

DAVID REESE has been Executive Vice President of the Company since November 1992 and has been President of ACTV Entertainment, Inc., a subsidiary of the Company ("ACTV Entertainment"), since 1994. He has been employed by the Company since December 1988, and served as the Company's Vice President of Finance from September 1989 through November 1992. He has been a Director since 1992. Mr. Reese has a BS from Pennsylvania State University (1978). In July 1996, Mr. Reese was elected to a two year term as Director.

BRUCE CROWLEY joined the Company as President-Distance Learning in October 1994, became Executive Vice President in October 1995, and became President of ACTV Interactive and a Director of the Company in December 1995. Prior thereto, he had been employed by KDI Corporation since 1988, and was most recently responsible for KDI Corporation's education division. Mr. Crowley has a BA from Colgate University (1979) and an MBA from Columbia University (1984). In July 1996, Mr. Crowley was elected to a one year term as Director.

CHRISTOPHER C. CLINE has been Vice President-Finance and Chief Financial Officer of the Company since November 1993. From 1991 to 1993 he was employed by Showcase Communications Network, Ltd. ("Showcase"), a multimedia computer software and publishing company, first as Vice President-Finance and later as President and Chief Executive Officer. In May 1993, a Chapter 7 bankruptcy petition was entered against Showcase in United States Bankruptcy Court and was not contested by the company. Showcase was adjudged a bankrupt in December 1993. From 1988 to 1990, Mr. Cline was Vice President of Intercontinental Trade and Finance Corp., a cross-border financial trading and consulting company. Mr. Cline received a BA from Haverford College (1973) and an MBA from Stanford University (1976).

JAY M. KAPLOWITZ has been a Director of the Company since December 1988. Mr. Kaplowitz has for more than the past 20 years engaged in the practice of law in New York, New York. For the last 18 years, he has been a member of the law firm of Gersten, Savage, Kaplowitz & Curtin, LLP, general counsel to the Company. Mr. Kaplowitz resigned as a Director effective April 29, 1996.

RICHARD HYMAN has been a Director since December 1994. For more than the past five years, he has been the President of Triquest Financial Services, Inc. Mr. Hyman received a BA from the University of Wisconsin (1974). In July 1996, Mr. Hyman was elected to a one year term as Director.

HOWARD SQUADRON has been a Director since January 1995. He has been engaged in the practice of law for more than 40 years, since 1954, with the firm of Squadron, Ellenoff, Plesent, Sheinfeld & Sorkin. Mr. Squadron received his BA from City College (1946) and his JD from Columbia University (1947). Mr. Squadron resigned as a Director effective May 10, 1996.

At the 1996 annual meeting of stockholders, the following two Directors were elected by the stockholders:

WILLIAM A. FRANK has been a Director since April 1996. He currently serves as the Chief Executive Officer of Greenwich Entertainment Group (the "Greenwich Group"), a position he has held since August 1994. The Greenwich Group is a licensee of the Company's Programming Technology for use in malls and museums. Mr. Frank also currently serves as Chairman of the Board of Corsearch, a data research company. From October 1993 to July 1994, Mr. Frank was employed by the Company as President of Private Networks. Prior thereto, he was employed for a period of eighteen years at Alexander Proudfoot Company, a strategic management consulting company. Mr. Frank has a B.S. from the University of Missouri (1970). In July 1996 Mr. Frank was elected to a three year term as Director.

STEVEN W. SCHUSTER has been a director of the Company since May 1996. He has been engaged in the practice of law for more than 16 years, since January 1996 with the firm of McLaughlin & Stern LLP. From June 1993 to December 1995 he was a member of the law firm of Shane & Paolillo, P.C., and from January 1991 to May 1993 he was a member of the law firm of Gersten, Savage, Kaplowitz & Curtin, LLP, counsel to the Company. Mr. Schuster received his BA from Harvard University (1976) and his JD from New York University School of Law (1980). In July 1996, Mr. Schuster was elected to a two year term as Director.

Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. At the 1996 annual meeting of stockholders, the stockholders adopted an amendment to the By-Laws of the Company to elect directors to staggered three year terms. Pursuant to the amended By-Laws, two directors were elected to serve three year terms, two directors were elected to serve two year terms and two directors were elected to serve a one year term.

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

EMPLOYMENT AGREEMENTS

The Company and Mr. Samuels entered into an employment agreement in August 1995. Mr. Samuels serves as Chairman of the Board, President and Chief Executive Officer of the Company. For the five-year term of the agreement, Mr. Samuels will be paid a minimum annual salary of $190,000, and a bonus paid in cash and/or in unregistered securities equal to 2% of the increase over a twelve month period in the total marked capitalization of the Company over fifty million dollars. Mr. Samuels' employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

Mr. Samuels currently holds fully vested options to purchase an aggregate of 533,035 shares of common stock at an exercise price of $2.50 per share, exercisable through various dates between August 1997 through June 2001. Upon the issuance of any stock dividends, stock splits or combinations, the number of shares issuable upon the exercise of options for 533,035 of such shares may be adjusted to avoid dilution. Options for 120,000 of such 533,035 shares may also be adjusted to avoid dilution from the issuance from August 1989 through July 1993 by the Company of any Common Stock (including Common Stock issued after July 1993 based on options granted during the August 1989 to July 1993 period) as a result of any financing, joint venture or other business transaction. In addition, Mr. Samuels has unvested options to purchase an aggregate of 310,000 shares of Common Stock at an exercise price of $3.25 per share, a third of which vest on January 1, 1997, 1998 and 1999, respectively, which options are exercisable through 2003 may be adjusted to avoid dilution. During 1995, Mr. Samuels exercised 100,000 options at $2.50 per share and 80,000 at $3.50 per share, therefore increasing his shareholdings to 240,950 shares of Common Stock. The Company has also issued to Mr. Samuels' 255,000 outstanding SARs.

The Company and Mr. Reese entered into an employment agreement in August 1995. For the five year term of the agreement, Mr. Reese will be paid a minimum annual base salary of $150,000. Mr. Reese's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

The Company has granted to Mr. Reese fully vested options to purchase 49,683 shares of common stock at an exercise price of $2.50 per share, which are exercisable through March 1997. The Company has also granted Mr. Reese fully vested options to purchase 55,317 shares of common stock at an exercise price of $3.50 per share which are exercisable through January 2002. In addition, Mr. Reese has unvested options to purchase 310,000 shares of Common Stock at an exercise price of $3.25 per share, each third of which vest on January 1, 1997, 1998 and 1999, respectively, which options are exercisable through 2003 and may be adjusted to avoid dilution. The Company has also issued to Mr. Reese 138,000 outstanding SARs.

The Company and Mr. Crowley entered into an employment agreement in December 1995. Mr. Crowley has agreed to serve at an annual base salary of $150,000. Mr. Crowley's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

The Company has issued to Mr. Crowley currently outstanding fully vested options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $3.50, as well as 120,000 SARs. In addition, Mr. Crowley has unvested options to purchase an aggregate of 310,000 shares of Common Stock at an exercise price of $3.25 per share, a third of which vest on January 1, 1997, 1998 and 1999, respectively, which options are exercisable through 2003 and may be adjusted to avoid dilution.

Mr. Samuels', Mr. Reese's and Mr. Crowley's employment contracts contain a change of control provision whereby, in certain circumstances, including the possibility that a person other than the Post Company becomes the owner of 30% or more of the outstanding securities of the employer and they are not retained, they receive a bonus not to exceed 2.7 times the then current base salary and the exercise price on all options is reduced to $.10 per option.

The Company and Michael J. Freeman entered into an employment agreement in November 1994, whereby Dr. Freeman agreed to serve as Advanced Product Development Liaison for a term of five years from the original date of the agreement. Dr. Freeman is paid at the rate of $167,000 per year. Dr. Freeman is required to devote as much time as he, in his discretion, deems necessary to discharge his duties. The employment agreement of Dr. Freeman contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

At the time of issuance, all options to the Company's employees were granted at an exercise price equal to or greater than the prevailing market price for the Company's Common Stock.

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

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf, in accordance with Rule 12b-15 by the undersigned thereunto duly authorized in the City of New York and State of New York on the fifth day of August 1996.

                                                   ACTV, Inc.

                                                   By: /s/ William C. Samuels
                                                         ______________________
                                                           William C. Samuels
                                                           Chairman and Chief
                                                           Executive Officer