Form 10-Q
period 1996-06-30
ACTV INC /DE/
filed 1996-08-14
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----
As of August 13, 1996, there were 11,892,105 shares of the registrant's common stock outstanding.

                          ACTV, INC. AND SUBSIDIARIES

                                      INDEX

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                                                            Page

     Consolidated Balance Sheets at December 31, 1995 and
     June 30, 1996 (unaudited) ................................................2

     Consolidated Statements of Operations for the six and
     three month periods ended June 30, 1995 and 1996 (unaudited)..............3

     Consolidated Statements of Cash Flows for the six and
     three month periods ended June 30, 1995 and 1996 (unaudited)..............4

     Notes to Consolidated Financial Statements................................5

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................6--11

PART II  OTHER INFORMATION....................................................12

         Exhibit 11...........................................................13

         Signatures

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS

                                                   DECEMBER 31,       JUNE 30,
                                                       1995             1996
                                                                     (UNAUDITED)
Current Assets:
     Cash and cash equivalents ...............       $3,531,782       $1,189,507
     Accounts receivable .....................          349,291          467,925
     Education equipment inventory ...........          112,218          220,993
     Other ...................................           61,011          264,626
                                                     ----------       ----------
         Total current assets ................        4,054,302        2,143,051
                                                     ----------       ----------
     Property and equipment-net ..............          416,895          659,918
                                                     ----------       ----------
Other Assets:
     Video program inventory-net .............          214,824               --
     Patents and patents pending-net .........          268,980          261,379
     Goodwill-net ............................        3,493,932        3,280,746
     Other ...................................          102,195          331,106
                                                     ----------       ----------
         Total other assets ..................        4,079,931        3,873,231
                                                     ----------       ----------
              Total ..........................       $8,551,128       $6,676,200
                                                     ==========       ==========

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses...        $1,090,392       $1,196,368
     Deferred stock appreciation rights......           566,883          621,466
                                                     ----------       ----------
         Total current liabilities...........         1,657,275        1,817,834
                                                     ----------       ----------
         Total liabilities...................         1,657,275        1,817,834
Shareholders' equity:
     Preferred stock, $.10 par value,
     1,000,000 shares authorized, none
     issued..................................                --               --
     Common stock, $.10 par value, 35,000,000
         shares authorized: issued and
         outstanding 11,396,419 at
         December 31, 1995, 11,892,105 at
         June 30, 1996........................        1,139,642        1,189,211
     Additional paid-in capital...............       36,686,742       38,654,705
     Notes receivable from stock sales........         (567,500)        (567,500)
                                                     ----------       ----------
         Total................................       37,258,884       39,276,416
     Accumulated deficit......................      (30,365,031)     (34,418,050)
                                                     ----------       ----------
         Total shareholders' equity...........        6,893,853        4,858,366
                                                     ----------       ----------
              Total...........................       $8,551,128       $6,676,200
                                                     ==========       ==========

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                           SIX MONTH PERIODS                THREE MONTH PERIODS
                                           ENDED JUNE 30,                   ENDED JUNE 30,

                                                1995            1996             1995             1996
                                         -----------      ----------       ----------       ----------
Revenues:

   Sales revenues....................       $753,889        $763,515         $412,255         $419,993
   License fees from related party...             --          10,081               --            2,929
                                          ----------      ----------       ----------       ----------
      Total revenues.................        753,889         773,596          412,255          422,922

   Cost of Sales.....................        212,337         314,610          125,236          106,600
                                          ----------      ----------       ----------       ----------
      Gross profit...................        541,552         458,986          287,019          316,322

Expenses:

   Operating expenses................        529,038       1,005,988          312,895          487,886
   Selling and administrative........      2,465,048       2,968,882        1,329,625        1,438,263
   Depreciation and amortization.....        311,616         325,236          202,937          137,357
   Amortization of goodwill..........        213,186         213,186          106,593          106,593
   Stock appreciation rights.........        448,355          54,583         (275,810)        (339,008)
                                          ----------      ----------       ----------       ----------
      Total expense..................      3,967,243       4,567,875        1,676,240        1,831,091

Interest (income)....................        (56,470)        (55,870)         (26,691)         (22,633)
Interest expense - related parties...         73,595              --           33,333               --
                                          ----------      ----------       ----------       ----------
   Interest expense - net............         17,125         (55,870)           6,642          (22,633)
                                          ----------      ----------       ----------       ----------
Net loss before extraordinary
gain.................................      3,442,816       4,053,019        1,395,863        1,492,136
Gain on extinguishment of debt
obligations..........................         94,117              --               --               --
                                          ----------      ----------       ----------       ----------
Net loss.............................     $3,348,699      $4,053,019       $1,395,863       $1,492,136
                                          ==========      ==========       ==========       ==========

Loss per share before extraordinary
gain.................................           $.36            $.35             $.15             $.13

Loss per share after extraordinary
gain.................................           $.35            $.35             $.15             $.13
                                          ==========      ==========       ==========       ==========
Weighted average number of common
shares outstanding..................       9,452,332      11,684,987        9,493,367       11,891,160



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                       SIX MONTH PERIODS                 THREE MONTH PERIODS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                          1995              1996              1995              1996
                                                    ----------        ----------        ----------        ----------
Cash flows from operating activities:
     Net loss                                       $3,348,699        $4,053,019        $1,395,863        $1,492,136
                                                    ----------        ----------        ----------        ----------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization.............        525,035           538,422           309,530           243,950
     Stock appreciation rights.................        287,106            54,583          (275,810)         (339,008)
     Gain on extinguishment of debt
     obligations...............................        (94,717)               --                --                --
     Common stock issued for services..........        147,930           114,047                --            14,281
Changes in operating assets and liabilities:
     Accounts receivable.......................       (272,858)         (118,634)         (206,757)         (163,517)
     Other assets..............................          6,866          (211,163)           19,045          (132,288)
     Accounts payable and accrued expenses.....        142,354           105,976           535,609          (121,332)
     Education equipment inventory.............          1,669          (108,775)          (30,016)          (78,258)
     Interest payable..........................         73,332                --            33,333                --
                                                    ----------        ----------        ----------        ----------
              Net cash (used) in operating

              activities.......................     (2,531,982)       (3,678,563)       (1,010,929)       (2,068,308)
                                                    ----------        ----------        ----------        ----------
Cash flows from financing activities:

     Proceeds from sale of common stock........      3,290,875         1,903,485         1,784,500                --
     Proceeds from exercise of options.........         68,600                --            60,300                --
     Discounted prepayment of note.............       (101,458)               --                --                --
     Repayment of note.........................       (525,250)               --          (500,000)               --
                                                    ----------        ----------        ----------        ----------
Net cash provided by (used in) financing
activities..............................             2,732,767         1,903,485         1,344,800                --
Cash flows from investing activities:
     Investment in property and equipment......        462,744           567,197           424,442           398,164
                                                    ----------        ----------        ----------        ----------
              Net cash used in investing
              activities.......................        462,744           567,197           424,442           398,164
                                                    ----------        ----------        ----------        ----------
Net increase (decrease) in cash and cash
equivalents....................................       (261,959)       (2,342,275)          (90,571)       (2,466,472)
     Cash and cash equivalents,
     beginning of period.......................      2,479,840         3,531,782         2,308,452         3,655,979
                                                    ----------        ----------        ----------        ----------
     Cash and cash equivalents,
     end of period.............................      2,217,881         1,189,507         2,217,881         1,189,507
                                                    ==========        ==========        ==========        ==========


Supplemental disclosure of noncash investing activity: the consolidated balance sheet at June 30, 1995, reflects an increase of other assets -- net of $198,825 (net of accumulated amortization of $66,275) and a corresponding increase in accounts payable of $265,100.

ACTV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996

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

1(b) In August 1996, the Company raised $10 million (before expenses and commissions related to the fund raising) from the issuance by two wholly-owned subsidiaries of the Company, ACTV Holdings, Inc. and ACTV Financing, Inc., of convertible preferred shares to private investors. Pursuant to this transaction, the subsidiaries issued preferred shares that are convertible into common shares of ACTV, Inc. beginning January 1, 1997. The conversion price of the preferred shares is at a discount to the market price for the ACTV, Inc. common shares at the time of conversion. The percentage discount increases as the length of the holding period prior to conversion increases, from a base of 14% for conversion in January 1997 to a maximum of 30.375% for conversion in September 1997 or thereafter. The $10 million financing consists of $4 million in immediately available funds, with the remaining $6 million paid into an escrow account. The escrow funds are to become available to the Company contingent upon the satisfaction of certain conditions in the contracts with the holders of the preferred stock.

The Company believes that it has sufficient resources to fund its operations for the next twelve months, whether or not it receives the $6 million in escrowed funds. However, if the Company does not receive these funds and does not obtain additional financing, it may be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, for the next twelve months.

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

4. The Company's balance sheet at June 30, 1996 reflects a credit to shareholders' equity of $55,000 related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheet at June 30, 1996 also reflects a debit to shareholders' equity of $567,500 related to non-recourse loans made by the Company to certain employees in August 1995 to purchase the Company's common stock by exercising options. The due dates of the non-recourse loans correspond with the respective expiration dates of the options exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

ACTV, Inc. (the "Company") was organized to develop and market ACTV programming technology, which permits each viewer to simultaneously experience individualized television programming. Since its inception, the Company has incurred operating losses approximating $34.4 million related directly to the development and marketing of the ACTV programming technology.

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

In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned subsidiaries, to operate the Company's individualized television trial in Southern California. If the trial is successful, this subsidiary will operate the planned regional television network targeting approximately 4.8 million sports subscribers in the region that reaches from Los Angeles to San Diego and Phoenix.

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

Programming for the Regional Network is being provided to ACTV by Prime Sports West, a unit of Liberty Media's Liberty Sports division, which has approximately
4.8 million subscribers in the

Southwest region of the U.S.; Cable News Network, Inc. ("CNN"); the Game Show Network, a subsidiary of Sony Entertainment, Inc. ("Sony"); and Viacom. Liberty Media is jointly owned by Telecommunications Inc. ("TCI") and Fox Sports. The cable operator for the Regional Network is TCI of Ventura County.

The Company has established five new wholly-owned subsidiaries that would operate additional regional individualized networks covering the San Francisco, Chicago, New York, Atlanta and Texas regions in the event that the Company decides to expand and provide similar services to those of the Regional Network in other regions across the U.S. To date, the five new wholly-owned subsidiaries have not engaged in any business activities, nor does the Company have any present intention to launch their activities. The Regional Network, and any expansion plans related thereto, is part of the Company's plan to develop the entertainment division of its business which, to date, does not generate any revenue for the Company.

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

In August 1996, the Company formed two wholly-owned subsidiaries, ACTV Financing, Inc. and ACTV Holding, Inc. to facilitate a fundraising transaction in which the Company raised $10 million (before expenses and commissions related to the fund raising). Pursuant to this transaction, the subsidiaries issued preferred shares that are convertible into common shares of ACTV, Inc. beginning January 1, 1997. The conversion price of the preferred shares is at a discount to the market price for the ACTV, Inc. common shares at the time of conversion. The percentage discount increases as the length of the holding period prior to conversion increases, from a base of 14% for conversion in January 1997 to a maximum of 30.375% for conversion in September 1997 or thereafter. The $10 million financing consists of $4 million in immediately available funds, with the remaining $6 million paid into an escrow account. The escrow funds are to become available to the Company contingent upon the satisfaction of certain conditions in the contracts with the holders of the preferred stock.

RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended June 30, 1996 and June 30, 1995

During the six month period ended June 30, 1996, the Company's revenues increased 3% to $773,596, from $753,889 in the six month period ended June 30, 1995. In the more recent period, the Company's revenues derived from education sales, as well as from license and executive producer fees related to its agreement with The Greenwich Group. All revenues in the six month period ended June 30, 1995 were derived from the education market.

Cost of sales in the six months ended June 30, 1996, was $314,610, an increase of 48% over cost of sales of $212,337 in the six months ended June 30, 1995. The Company's gross margin declined to 59% in the more recent period, from 72% in the corresponding 1995 period. The decline was due to the inclusion in the more recent period of executive production fees, which carry a lower profit margin than the Company's other revenue sources, and from proportionately lesser revenues from education programs, when compared to the six months ended June 30, 1995. Education programs have a higher gross margin than other education products sold by the Company.

Total expenses excluding cost of sales and interest expense in the six months ended June 30, 1996, increased 15%, to $4,567,875, from $3,967,243 in the comparable period in 1995. The increase was due also to higher research and development expenses, and to greater operating and selling and administrative costs associated with the Company's interactive television network trial in California. The trial was launched in May 1995.

Depreciation and amortization expense for the six months ended June 30, 1996, increased 3% to $538,422, from $524,802 for the six months ended June 30, 1995. This increase was related primarily to the equipment purchased for the California trial referred to above.

The Company incurred no interest expense for the six months ended June 30, 1996, compared to interest expense of $73,595 in the prior year's comparable period. During 1995, the Company paid in full all of its short and long-term interest bearing obligations. Interest income in the six months ended June 30, 1996, was $55,870, compared with $56,470 in the six months ended June 30, 1995.

For the six months ended June 30, 1996, the Company's net loss was $4,053,019, or $.35 per share, an increase of 18% over the net loss before extraordinary gain of $3,442,816, or $.36 per share, incurred in the prior year's comparable period. The Company recorded extraordinary gains of $94,117 in the six months ended June 30, 1995, the result of the extinguishment of debt obligations for value that was less than the amounts recorded on the Company's books for such obligations. Net loss after extraordinary gain for the six months ended June 30, 1995, was $3,348,699, or $.35 per share.

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

Comparison of Three Month Periods Ended June 30, 1996 and June 30, 1995

During the three month period ended June 30, 1996 ("Second Quarter 1996"), the Company's revenues increased approximately 3%, to $422,922, from $412,255 in the three month period ended June 30, 1995 ("Second Quarter 1995"). In the more recent quarter, the Company's revenues derived from education sales, as well as from license and executive producer fees related to its agreement with The Greenwich Group. All revenues in Second Quarter 1995 were derived from the education market.

Cost of sales in Second Quarter 1996 was $106,600, a 15% decrease compared to Second Quarter 1995's cost of sales of $125,236. The Company's gross margin increased to 75% in the more recent quarter, from 70% in the corresponding 1995 quarter. The gross margin increase was due principally to a higher percentage of education program sales in the revenue mix for the more recent quarter. Education programs have a higher gross margin than other education products sold by the Company.

Total  expenses   excluding  cost  of  sales  and  interest  expense   increased
approximately  9% in Second  Quarter 1996,  to  $1,831,091,  from  $1,676,240 in
Second Quarter 1995. The increase was due principally to higher operating and selling and administrative expenses associated with the Company's operation of its Los Angeles Regional Network.

Depreciation and amortization expense decreased in Second Quarter 1996 to $243,950, from $309,530 in Second Quarter 1995. The decrease resulted from the full depreciation prior to Second Quarter 1996 of certain equipment used in the Los Angeles Regional Network. The depreciation expense in Second Quarter 1995 related to this equipment was $66,000.

The Company incurred no interest expense in Second Quarter 1996, compared to interest expense of $33,333 in Second Quarter 1995. During 1995, the Company paid in full all of its short and long-term interest bearing obligations. Interest income in Second Quarter 1996 was $22,633, a decrease of 15% compared with $26,691 in Second Quarter 1995. The decrease resulted from lower available cash balances in the more recent period.

The Company's net loss in Second Quarter 1996 increased approximately 7%, to $1,492,136, or $.13 per share, from $1,395,863, or $.15 per share, in Second Quarter 1995, principally the result of greater operating and selling and administrative expenses related to the Los Angeles Regional Network.

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

Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through June 30, 1996, the Company had an accumulated deficit of approximately $34.4 million. The Company's cash position on June 30, 1996 was $1,189,507, compared to $3,531,782 on December 31, 1995.

During Second Quarter 1996 the Company used $2,068,308 in cash for its operations, compared with $1,010,929 in Second Quarter 1995. The increase in Second Quarter 1996 was due principally to asset and liability changes between the two periods. The Company met its cash needs in Second Quarter 1996 from the remaining proceeds of private sales of common stock effected in 1995, as well as from sales of common stock totaling $1.9 million that were concluded during the first quarter of 1996. The Company met its cash needs in Second Quarter 1995 from the proceeds of sales of common stock to private investors completed in the last quarter of 1994 and the first two quarters of 1995.

With respect to investing activities, in Second Quarter 1996 and 1995 the Company used cash of $398,164 and $424,442, respectively, principally for equipment purchases related to the Los Angeles Regional Network. The Company's operating subsidiaries are dependent on advances from the Company to meet their obligations.

The Company's balance sheets at June 30, 1996 and June 30, 1995 reflect expense accruals of $621,466 and $1,037,298, respectively, related to the Company's stock appreciation rights plan.

In August 1996, the Company raised $10 million (before expenses and commissions related to the fund raising) from the issuance by two wholly-owned subsidiaries of the Company, ACTV Holdings, Inc. and ACTV Financing, Inc., of convertible preferred shares to private investors. Pursuant to this transaction, the subsidiaries issued preferred shares that are convertible into common shares of ACTV, Inc. beginning January 1, 1997. The conversion price of the preferred shares is at a discount to the market price for the ACTV, Inc. common shares at the time of conversion. The percentage discount increases as the length of the holding period prior to conversion increases, from a base of 14% for conversion in January 1997 to a maximum of 30.375% for conversion in September 1997 or thereafter. The $10 million financing consists of $4 million in immediately available funds, with the remaining $6 million paid into an escrow account. The escrow funds are to become available to the Company contingent upon the satisfaction of certain conditions in the contracts with the holders of the preferred stock.

The Company believes that it has sufficient resources to fund its operations for the next twelve months, whether or not it receives the $6 million in escrowed funds. However, if the Company does not receive these funds and does not obtain additional financing, it may be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, for the next twelve months. The Company has no agreements, arrangements or understanding to obtain additional financing, other than as disclosed herein. There can be no assurance that additional financing, if it should be needed, will be available on terms satisfactory to the Company or at all.

In the three months ended March 31, 1996, the Company raised approximately $1.9 million from the private sale of shares of the Company's common stock.

The Company believes that it may be required to expend approximately $300,000 in the remainder of 1996 to facilitate the completion of current research and development projects, relating primarily to the development of software to implement the Company's programming technology in digital set-top terminals.

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

                                                     ACTV, Inc.

                                                     Registrant

Date:  August 13, 1996                         /s/ William C. Samuels
       ---------------                         ----------------------
                                               William C. Samuels
                                               Chairman, Chief Executive Officer
                                               and Director

Date:  August 13, 1996                         /s/ Christopher C. Cline
       ---------------                         ------------------------
                                               Christopher C. Cline
                                               Vice President (principal
                                               financial and accounting officer)