Form 10-Q
period 1996-09-30
ACTV INC /DE/
filed 1996-11-14
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                   ACTV, Inc.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                                        94-2907258
________________________________________________________________________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1270 Avenue of the Americas
New York, New York                                                    10020
________________________________________________________________________________
(Address of principal executive offices)                             (Zip Code)

(212) 262-2570 (Registrant's telephone number, including area code)
______________

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                         Name of exchange on which registered
___________________                         ____________________________________
Common Stock, Par Value $0.10                              Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                     _______________________________________
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 13, 1996, there were 11,787,105 shares of the registrant's common stock outstanding.

                           ACTV, INC. AND SUBSIDIARIES


PART I         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

        ASSETS

                                            DECEMBER 31,      SEPTEMBER 30,
                                                   1995               1996
                                                                 (UNAUDITED)
                                           --------------    ---------------
  Current Assets:
    Cash and cash equivalents.........         $3,531,782         $3,021,321
    Restricted cash...................                 --          6,026,294
    Accounts receivable...............            349,291            353,575
    Education equipment inventory.....            112,218            190,113
    Other.............................             61,011            240,263
                                               -----------       -----------
        Total current assets..........          4,054,302          9,831,566
                                               -----------       -----------
    Property and equipment-net........            416,895            758,759
                                               -----------       -----------
   Other Assets:
    Video program inventory-net.......            214,824                 --
    Patents and patents pending-net...            268,980            257,579
    Goodwill-net......................          3,493,932          3,174,153
    Other.............................            102,195            336,106
                                               -----------       -----------
        Total other assets............          4,079,931          3,767,838
                                               -----------       -----------
           Total .....................         $8,551,128        $14,358,163
                                               ===========       ===========

        LIABILITIES AND
        SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued expenses....  $1,090,392         $1,265,828
    Deferred stock appreciation rights            566,883            404,367
    Preferred stock dividend payable.........          --             28,493
    Escrow funds.............................          --          6,026,294
                                               -----------        -----------
        Total current liabilities............   1,657,275          7,724,982
                                               -----------        -----------
        Total liabilities....................   1,657,275          7,724,982
Shareholders' equity:
    Preferred stock, $.10 par value, 1,000,000
        shares authorized, none issued.......          --                 --
    Convertible preferred stock, no par value,
        436,000 shares authorized: issued and
        outstanding none at December 31, 1995,
        400,000 at September 30, 1996........          --          3,600,601
    Common stock, $.10 par value, 35,000,000
        shares authorized: issued and outstand-
        ing 11,396,419 at December 31, 1995,
        11,787,105 at September 30, 1996......  1,139,642          1,178,711
    Additional paid-in capital................ 36,686,742         38,297,705
    Notes receivable from stock sales.           (567,500)          (200,000)
                                              -----------         -----------
        Total................................  37,258,884         42,877,017
    Accumulated deficit...................... (30,365,031)       (36,243,836)
                                              -----------         -----------
        Total shareholders' equity...........   6,893,853          6,633,181
                                              -----------         -----------
           Total.............................  $8,551,128        $14,358,163
                                              ===========         ============


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                   NINE MONTH PERIODS        THREE MONTH PERIODS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                        1995        1996          1995         1996
                                 ------------ -----------  ------------ ------------
Revenues:

  Sales revenues..............    $1,075,925   $1,093,127      $322,036      $329,612
  License fees from related party        --        12,689            --         2,608
                                  -----------  ------------  ------------  ------------
     Total revenues...........    1,075,925     1,105,816       322,036       332,220

  Cost of Sales...............      318,665       480,321       106,328       165,711
                                  -----------  ------------  ------------  ------------
     Gross profit.............      757,260       625,495       215,708       166,509

Expenses:

  Operating expenses..........      829,781     1,407,558       300,743       401,570
  Selling and administrative..    3,600,124     4,614,826     1,135,076     1,645,944
  Depreciation and amortization     499,261       362,563       187,645        37,327
  Amortization of goodwill....      319,779       319,779       106,593       106,593
  Stock appreciation rights...    1,249,206      (162,516)      800,851      (217,099)
                                  -----------  ------------  ------------  ------------
     Total expense............    6,498,151     6,542,210     2,530,908     1,974,335

Interest (income).............      (83,150)      (66,403)      (26,680)      (10,533)
Interest expense-related parties     93,596            --        20,001            --
                                  -----------  ------------  ------------  ------------
  Interest expense - net......       10,446       (66,403)       (6,679)      (10,533)

                                  -----------  ------------  ------------  ------------
Net loss before extraordinary     5,751,337     5,850,312     2,308,521     1,797,293
gain..........................
Gain on extinguishment of debt       94,117            --            --            --
obligations...................
                                  -----------  ------------  ------------  ------------

Net loss......................    5,657,220     5,850,312     2,308,521     1,797,293
Preferred stock dividend......           --        28,493            --        28,493
Loss applicable to common stock   5,657,220     5,878,805     2,308,521     1,825,786
shareholders..................
                                  ===========  ============  ============  ============
Loss per common share before           $.59          $.50          $.23          $.15
extraordinary gain............

Loss per common share after             $.58         $.50          $.23          $.15
extraordinary gain............

Weighted average number of        9,748,209    11,723,874     9,981,194    11,799,797
common shares outstanding.....



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                             NINE MONTH PERIODS          THREE MONTH PERIODS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                               1995          1996           1995           1996
                                       ------------   -----------     ----------    -----------
Cash flows from operating
activities:
    Net loss..........................    $5,657,220    $5,878,805     $2,308,521     $1,825,786
                                         -------------  ------------   ------------  -------------
Adjustments to reconcile net loss to net
cash used in operations:
    Depreciation and amortization.....       926,402       682,341         401,367       143,919
    Stock appreciation rights.........       543,956      (162,516)        256,850      (217,099)
    Gain on extinguishment of debt           (94,717)           --             --             --
    obligations........................
    Common stock issued for services..       563,430       114,047        415,500             --
Changes in operating assets and
liabilities:
    Accounts receivable...............      (138,858)       (4,284)       133,999        114,350
    Other assets......................        56,992      (191,800)        50,126         19,363
    Accounts payable and accrued
    expenses..........................         3,986       175,436       (138,367)        69,460
    Preferred dividend payable........            --        28,493             --         28,493
    Education equipment inventory.....       (23,327)      (77,895)       (24,996)        30,880
    Interest payable..................        93,333            --         20,001             --
                                         -------------  ------------   ------------  -------------
           Net cash (used) in operating
           activities.................    (3,726,023)    (5,314,983)    (1,194,041)   (1,636,420)
                                         -------------  ------------   ------------  -------------
Cash flows from financing
activities:
    Proceeds from sale of common stock     8,951,859     1,903,485      5,660,984              --
    Proceeds from exercise of options.        68,600            --             --              --
    Proceeds from sale of preferred
    stock.............................            --     3,600,601             --       3,600,601

    Discounted prepayment of note.....      (101,458)           --             --             --
    Repayment of note.................    (2,025,250)           --     (1,500,000)            --
                                         -------------  ------------   ------------  -------------
Net cash provided by (used in)             6,893,751     5,504,086      4,160,984      3,600,601
financing activities..................
Cash flows from investing activities:
   Investment in property and equipment      556,926       699,564         94,182        132,367
                                         -------------  ------------   ------------  -------------
           Net cash used in investing
           activities.................       556,926       699,564         94,182        132,367
                                         -------------  ------------   ------------  -------------
Net increase (decrease) in cash and cash   2,610,802      (510,461)     2,872,761      1,831,814
equivalents...........................
    Cash and cash equivalents,
    beginning of period...............     2,479,840     3,531,782      2,217,881      1,189,507
                                         -------------  ------------   ------------  -------------
    Cash and cash equivalents,
    end of period.....................     5,090,642     3,021,321       5,090,642     3,021,321
                                         =============  ============   ============  =============


Supplemental disclosure of noncash investing activity: the consolidated balance sheet at September 30, 1995, reflects decreases in common stock of $10,500 and additional paid-in-capital of $357,000 and a corresponding decrease in notes receivable from stock sales of $367,500.

ACTV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996

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

The Company believes that it has sufficient resources to fund its operations for the next twelve month period. However, if the Company does not gain access to the escrowed funds and/or does not obtain additional financing, it may be required to severely reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, for the next twelve months. The Company has no agreements, arrangements or understanding to obtain additional financing, other than as disclosed herein. There can be no assurance that additional financing, if it should be needed, will be available on terms satisfactory to the Company or at all.

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

4. The cash position on the Company's balance sheet at September 30, 1996 includes $6,000,000 (plus accrued interest) in escrowed funds that are available to the Company only upon the satisfaction of certain conditions in the contracts with the holders of preferred stock. Such conditions have not yet been satisfied; if they remain unsatisfied through December 31, 1996, the Company will forfeit its right to the escrowed amount. The Company's balance sheet at September 30, 1996 reflects a credit to shareholders' equity of $55,000 related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheets at December 31, 1996 and September 30, 1996 also reflect debits to shareholders' equity of $567,500 and $200,000, respectively, related to non-recourse loans made by the Company to certain employees in August 1995 to purchase the Company's common stock by exercising options. The due dates of the non-recourse loans correspond with the respective expiration dates of the options exercised. During the three months ended September 20, 1996, two shareholder loans totaling $367,500 were cancelled in exchange for the corresponding cancellation of the shares associated with such loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

ACTV, Inc. (the "Company") was organized to develop and market ACTV programming technology, which permits each viewer to simultaneously experience individualized television programming. Since its inception, the Company has incurred operating losses approximating $36.2 million related directly to the development and marketing of the ACTV programming technology.

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

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

During the nine month period ended September 30, 1996, the Company's revenues increased 3% to $1,105,816, from $1,075,925 in the nine month period ended September 30, 1995. In the more recent period, the Company's revenues derived from education sales, as well as from license and executive producer fees related to its agreement with The Greenwich Group. All revenues in the nine month period ended September 30, 1995 were derived from the education market.

Cost of sales in the nine months ended September 30, 1996, was $480,321, an increase of 51% over cost of sales of $318,655 in the nine months ended September 30, 1995. The Company's gross margin declined to 57% in the more recent period, from 70% in the corresponding 1995 period. The decline was due to the inclusion in the more recent period of executive production fees, which carry a lower profit margin than the Company's other revenue sources, and from proportionately lesser revenues from education programs, when compared to the nine months ended September 30, 1995. Education programs have a higher gross margin than other education products sold by the Company.

Total expenses excluding cost of sales and interest expense in the nine months ended September 30, 1996, increased 1%, to $6,542,210, from $6,498,151 in the comparable period in 1995. While operating expenses and selling and administrative expenses increased by approximately $1.6 million due to higher research and development expenses, and to higher expenses associated with the Company's interactive television network trial in California, stock appreciation rights expense decreased by approximately $1.4 million. This decrease was due principally to a lower market price for the Company's common stock at September 30, 1996.

Depreciation and amortization expense for the nine months ended September 30, 1996, decreased 27% to $362,563, from $499,261 for the nine months ended September 30, 1995. This decrease was due primarily to the relatively higher depreciation expense related to set-top cable converters purchased for the California trial that was incurred the 1995 period.

The Company incurred no interest expense for the nine months ended September 30, 1996, compared to interest expense of $93,596 in the prior year's comparable period. During 1995, the Company paid in full all of its short and long-term interest bearing obligations. Interest income in the nine months ended September 30, 1996, decreased 20% to $66,403, compared with $83,150 in the nine months ended September 30, 1995. The decrease was the result of lower available cash balances in the more recent period.

For the nine months ended September 30, 1996, the Company's net loss increased 2%, to $5,878,805, or $.50 per share, compared to the net loss before extraordinary gain of $5,751,327, or $.59 per share incurred in the prior year's comparable period. The Company recorded an extraordinary gain of $94,117 in the nine months ended September 30, 1995, the result of the extinguishment of debt obligations for value that was less than the amounts recorded on the

Company's books for such obligations. Net loss after extraordinary gain for the nine months ended September 30, 1995, was $5,657,210, or $.58 per share.

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

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30,
1995

During the three month period ended September 30, 1996 ("Third Quarter 1996"), the Company's revenues increased approximately 3%, to $332,220, from $322,036 in the three month period ended September 30, 1995 ("Third Quarter 1995"). In the more recent quarter, the Company's revenues derived from education sales, as well as from license and executive producer fees related to its agreement with The Greenwich Group. All revenues in Third Quarter 1995 were derived from the education market.

Cost of sales in Third Quarter 1996 was $165,711, a 56% increase compared to Third Quarter 1995's cost of sales of $106,328. The Company's gross margin decreased to 50% in the more recent quarter, from 67% in the corresponding 1995 quarter. The gross margin decrease was due to a significantly lower percentage of education program sales in the revenue mix for the more recent quarter, as well as to the inclusion in Third Quarter 1996 of lower-margin production revenues. Education programs have a higher gross margin than other education products sold by the Company.

Total expenses excluding cost of sales and interest expense decreased approximately 22% in Third Quarter 1996, to $1,974,335, from $2,530,908 in Third Quarter 1995. The decrease was due principally to a gain of approximately $217,000 related to stock appreciation rights in Third Quarter 1996, versus a corresponding expense of approximately $801,000 in Third Quarter 1995. This difference more than offset higher operating and selling and administrative expenses associated with the Company's operation of its California trial during the more recent quarter.

Depreciation and amortization expense decreased in Third Quarter 1996 to $37,327, from $187,645 in Third Quarter 1995. The decrease resulted from the full depreciation prior to Third Quarter 1996 of set-top cable converters purchased for the California trial.

The Company incurred no interest expense in Third Quarter 1996, compared to interest expense of $20,001 in Third Quarter 1995. During 1995, the Company paid in full all of its short and long-term interest bearing obligations. Interest income in Third Quarter 1996 was $10,533, a decrease of 61% compared with $26,680 in Third Quarter 1995. The decrease resulted from lower available cash balances in the more recent period.

The Company's net loss in Third Quarter 1996 decreased approximately 21%, to $1,825,786, or $.15 per share, from $2,308,521, or $.23 per share, in Third
Quarter 1995, principally the result of lower stock appreciation rights expense, which more than offset greater operating, selling and administrative expenses related to the California trial.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through September 30, 1996, the Company had an accumulated deficit of approximately $36.2 million. The Company's cash position on September 30, 1996 was $3,021,321, compared to $3,531,782 on December 31, 1995. An additional six million dollars (plus accrued interest) is being held in escrow and will become available to the Company only upon the occurrence of certain events (see below).

During Third Quarter 1996 the Company used $1,636,420 in cash for its operations, compared with $1,194,041 in Third Quarter 1995. The increase in Third Quarter 1996 was due principally to comparatively lower non-cash expenses (depreciation/amortization and stock appreciation rights) in the more recent period, as well as to changes in accounts payable and accrued expenses. The Company met its cash needs in Third Quarter 1996 from sales of common stock totaling $1.9 million that were concluded during the first quarter of 1996 and from sales of convertible preferred stock totaling $10 million ($6 million of which is currently held in escrow) in August 1996 (see below). The Company met its cash needs in Third Quarter 1995 from the proceeds of sales of common stock to private investors completed in the last quarter of 1994 and the first three quarters of 1995.

With respect to investing activities, in Third Quarter 1996 and 1995 the Company used cash of $132,367 and $94,182, respectively. Investment activities for Third Quarter 1996 and Third Quarter 1995 related principally to office improvements and equipment purchases for the California trial, respectively. The Company's operating subsidiaries are dependent on advances from the Company to meet their obligations.

The Company's balance sheets at September 30, 1996 and December 31, 1995 reflect expense accruals of $566,883 and $404,367, respectively, related to the Company's stock appreciation rights plan.

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

The Company believes that it has sufficient resources to fund its operations for the next twelve month period. However, if the Company does not receive the escrowed funds and/or does not obtain additional financing, it may be required to reduce certain planned expenditures in certain of the markets it is attempting to develop. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, for the next twelve months. The Company has no agreements, arrangements or understanding to obtain additional financing, other than as disclosed herein. There can be no assurance that additional financing, if it should be needed, will be available on terms satisfactory to the Company or at all.

The Company believes that it may be required to expend approximately $500,000 in the remainder of 1996 and the first six months of 1997 to facilitate the completion of current research and development projects, relating primarily to the development of software to implement the Company's programming technology in digital set-top terminals.

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

Item 2                          CHANGES IN SECURITIES
                                       None.

Item 3                     DEFAULTS UPON SENIOR  SECURITIES
                                  Not applicable.

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         On July 17, 1996 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1. To approve an amendment to the Company's By-Laws to provide for the election of directors to staggered terms.

          For             Against           Abstain
       6,142,468          339,897           96,700

2.    Election of directors:

                                 For         Withheld

      William C. Samuels      10,970,518       92,385
      William A. Frank        10,976,918       85,985
      David Reese             10,983,118       79,785
      Steven W. Schuster      10,983,718       79,185
      Bruce Crowley           10,983,118       79,785
      Richard Hyman           10,983,718       79,185

3.  To  approve  an  amendment  to  the  Company's   Restated   Certificate   of
Incorporation that would increase the authorized shares of the Company's Common Stock to 35,000.

          For             Against           Abstain
       9,995,974          276,794           109,035

4.    To adopt the Company's 1996 Stock Appreciation Rights Plan.

          For             Against           Abstain
       5,337,077          687,706           497,265

5.    To adopt the Company's 1996 Stock Option Plan.

          For             Against           Abstain
       5,596,137          803,256           503,655

6. To ratify appointment of Deloitte & Touche LLP as independent auditors of the Company.

          For             Against           Abstain
      10,524,583          28,735            85,585

Item 5                                 OTHER INFORMATION
                                             None.

Item 6                         EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed herewith or incorporated by reference as indicated:

3.1            Amended and Restated Certificate of Incorporation of ACTV, Inc.
10.1           Registration Rights and Exchange Agreement
10.2           Preferred Stock Investment Agreement [ACTV Financing, Inc.]
10.3           Preferred Stock Investment Agreement [ACTV Holdings, Inc.]
11.1           Computation of Loss Per Common Share
27             Financial Data Schedule

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ACTV, Inc.

                                                        Registrant

Date:    November 13, 1996                   /s/ William C. Samuels
         -----------------                   ----------------------
                                             William C. Samuels
                                             Chairman, Chief Executive Officer
                                             and Director

Date:    November 13, 1996                   /s/ Christopher C. Cline
         -----------------                   ------------------------
                                             Christopher C. Cline
                                             Vice President (principal financial
                                             and accounting officer)

                                        INDEX TO EXHIBITS

      3.1    Amended and Restated Certificate of Incorporation of ACTV, Inc.

      10.1   Registration Rights and Exchange Agreement

      10.2   Preferred Stock Investment Agreement [ACTV Financing, Inc.]

      10.3   Preferred Stock Investment Agreement [ACTV Holdings, Inc.]

      11.1   Statement regarding computation of loss per share

      27.1   Financial data schedule