Form 10-K
period 1996-12-31
ACTV INC /DE/
filed 1997-03-31
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the NASDAQ Stock Market closing price on March 24, 1997) was $20,128,518.

As of March 24, 1997, there were 11,838,734 shares of the registrant's common stock outstanding.

PART I

Item 1.     BUSINESS

General

         The corporate structure of ACTV, Inc. ("Company") is as follows: ACTV, Inc. owns 100% of the common shares of ACTV Holdings, Inc. ("Holdings"), which wholly owns (i) The Individualized Regional Sports Network, Inc. ("In Sports"),
(ii) ACTV Entertainment, Inc., (iii) ACTV Net, Inc., and (iv) four subsidiaries that are currently inactive. In Sports, in turn, wholly owns The Texas Individualized Television Network, Inc. and The Los Angeles Individualized Television Network, Inc.

         The  Company  and  Holdings  have  granted  the  appropriate  operating subsidiaries  exclusive,  perpetual  licenses to use the  Company's  proprietary technologies that individualize television programming ("Individualized Programming") within the business area being operated by such subsidiary and have given the subsidiaries the right to sublicense it. Under the licenses, each subsidiary will pay the Company a 5% royalty on net revenues if the subsidiary is no longer majority owned by the Company, and a royalty of 5% of the net sales of any sublicensee.

         Unless otherwise indicated, all references in this Form 10-K to the Company or ACTV include ACTV, Inc. and all of its subsidiaries.

         This document includes certain forward looking statements about the Company and its industry that are based on management's current expectations. Actual results may differ materially as a result of any one or more of the risks identified in the Company's filings under the Securities and Exchange Act of 1934.

Certain Relationships with Subsidiaries

  Consolidation of Educational Partnership into ACTV

      In July 1992, ACTV Net, Inc. (formerly ACTV Interactive, Inc.) ("ACTV Net") entered into a partnership agreement with Post-Newsweek Education, Inc., a wholly-owned subsidiary of the Post Company, pursuant to which ACTV Interactive ("Partnership") was formed as a Delaware general partnership, for the purpose of selling products and services incorporating the Company's Individualized Programming to the education market. The Post Company and ACTV Net received 51% and 49% interests, respectively, in the Partnership. On March 11, 1994, the Company purchased the Post Company's 51% interest in the Partnership for $4.5 million. The Company and the Post Company agreed to the amount of such consideration after arms-length negotiations without receiving a valuation from a disinterested third party.

  Reorganization of ACTV Entertainment and the LGV Agreements

      In  March  1988,  the  Company  formed  ACTV  Entertainment,  Inc.  ("ACTV
Entertainment") as an equal stockholder with a subsidiary of Le Groupe Videotron, Ltee. of Montreal, Canada ("LGV"), Videotron Technologies Ltd. The Company granted to ACTV Entertainment the exclusive right to use the Company's Individualized Programming in the United States cable, DBS and broadcast television markets.

      In June 1993, LGV withdrew from its ownership in ACTV Entertainment, and the Company became the sole shareholder of ACTV Entertainment under the terms of an agreement with the subsidiary of LGV, which also settled all outstanding legal disputes between the companies.

      In connection with the settlement, LGV ceased paying royalties to the Company. Simultaneously with the change in ownership of ACTV Entertainment, the 1987 LGV exclusive foreign license for Canada, Europe and the Soviet Union was changed to a non-exclusive, royalty-free license to manufacture a set-top terminal with compatible ACTV Programming functionality for its Videoway service.

      The modified license also allows LGV to produce ACTV Programming for its own Videoway subscribers. The license is subject to the condition that neither LGV nor its sub-licensees receive any royalty or other fees with respect to Individualized Programming, except for promotion and direct production expenses paid by LGV. Any royalties from third parties will be paid to the Company. LGV is not currently producing Individualized Programming, except in the London, England cable systems that it recently sold.

  Board Policy and Corporate Structure of Subsidiaries

      The policy of the Company is and has been, as set forth in the prospectus relating to its initial public offering in May 1990, "to license [the Company's] technology and arrange joint ventures for its use in a number of different industries." The Board of Directors has adopted a plan to take effect in the event that an entity deemed not likely to further such policy or to act inconsistently with the best interests of all the Company's shareholders seeks to acquire or has acquired 20% or more of the Company. The text of the Board resolution relating to this issue is as follows:

      Resolved, that it being in the best interests of the Corporation and the shareholders of the Corporation, the Board of Directors hereby approves and adopts a plan that, in the event that the Board of Directors determines that an acquirer has acquired, or seeks to acquire, 20% or more of the Corporation and that such acquirer is not a suitable acquirer since such acquirer will not further the Corporation's policy of acting as a broad licensor of the ACTV Individualized Programming, or is otherwise likely to act inconsistently with the best interests of all the Corporation's shareholders, the Board is authorized to take all necessary action (including the hiring of an investment banking firm), to offer, by invitation, non-exclusive licenses to use and exploit ACTV Individualized Programming. The terms of such licenses may include the payment of royalties consisting of a significant initial advance, minimum annual payments and/or a percentage of annual net sales, and shall be consistent with, and no less favorable than, the terms of existing licenses. The Board is authorized, in its discretion, to employ an independent investment banking firm for the purpose of evaluating the terms of such licenses. In the event that an acquirer is identified and an auction is commenced, the Board reserves the right to terminate the auction at any time prior to the Corporation's entering into the non-exclusive license agreement."

      The Board has authorized that each of the Company's direct and indirect subsidiaries (except Holdings) have two classes of common stock and one class of preferred stock. The second class of common stock, which is equivalent in the number authorized to 20% of the total common stock authorized, carries "super-voting" powers. It is the Board's policy that up to 20% of the equity of the Company's direct and indirect subsidiaries (except Holdings) may be allocated to executive officers, directors and employees of the Company and its subsidiaries in consideration of services rendered and to reward and motivate executives.

      The foregoing may have anti-takeover effect and may be used to delay, discourage or prevent a change in control of the Company.

      Pursuant to such policy Messrs. Samuels, Reese, Crowley and Cline have been granted options to purchase Class B Common Stock of certain of the Company's subsidiaries; such common stock, if issued, will have majority voting rights in such subsidiaries.

The Company

      The Company's Individualized Programming significantly enhances the quality of most genres of television programming by allowing the viewer to make instant and seamless changes within the live or pre-recorded television programming he or she is viewing. Individualized Programming appears to be a standard TV program, but in fact is a multi-path broadcast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or alternative story lines. There is no limit to the number of viewers who can interact simultaneously with the Company's Individualized Programming. The chief markets presently targeted by the Company for its Individualized Programming are in-home entertainment, particularly, sports programming, and education, with an emphasis in the education market on distance learning and Internet applications.

      Individualized Programming is achieved by the viewer's using a remote control that is similar to a standard remote control, but which contains four extra function keys. These keys allow access to the appropriate path to be selected. For example, in sports programming, a viewer could use the remote control to select a display of statistical data, to isolate the camera on a particular player or to see an instant replay. In game shows, the viewer could use the remote control to answer the question being posed to the contestants; or in a news broadcast, to select an in depth report on the news story. In the case of live broadcasts, the Company's producer is actually determining which player should be covered by the isolation camera and an announcer can be providing commentary related to such player that is different than the live action commentary. In prerecorded broadcasts, the various alternatives are pre-recorded as part of the broadcast itself.

      The Company's Individualized Programming is designed to work with both single and multiple channels of 6 MHz band-width and with different modes of transmission, including cable, direct broadcast satellite ("DBS"), wireless cable, broadcast systems and distance learning networks. The Company's initial emphasis is to deploy its programming over the digital cable and wireless systems that have upgraded their signal origination facilities (referred to in the industry as "headends"). The Company's Individualized Programming is able to be broadcast over the cable operator's system and be received by the viewer who has a digital set-top box into which the Company's software applications have been downloaded.

      The Company, working with the David Sarnoff Research Center ("Sarnoff"), a world leader in the development of digital platforms, has developed an approach to integrating the Company's Individualized Programming into digital television set-top terminals, without an increase in the manufacturing costs of the terminals. The Company is currently incorporating its Individualized Programming into General Instrument Corporation's ("GI") MPEG-2 digital set-top terminal.

      The Company is seeking to exploit the entertainment market, principally in the U.S., through the launch of regionally based entertainment networks
("Regional Networks"). The Company's ability to develop differentiated, high-quality branded programming in a digital entertainment environment is initially based on its key strategic alliance with FOX Sports Net. FOX Sports Net owns and operates eight regional sports affiliates in the United States, which together provide more than 3,000 hours of live programming covering more than 1,500 events each year. The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The Company intends initially to enhance FOX Sports Net's professional and college sports programs with its Individualized Programming in the West and Southwest regions of the United States. The Fox Sports Net agreement extends through June 2003.

      In the education market, the Company has developed analog and digital Individualized Programming for distance learning that features return path capabilities. The Company's distance learning system is a point-to-multi-point broadcast system that can deliver pre-recorded individualized lessons as well as integrate individualized lessons into live distance learning lessons. In addition, the Company has begun development of the first application of its planned Java-based software suite, "eSchool," that the Company expects will permit an instructor to use the Internet as an accompanying instructional tool during a live or pre-recorded video distance learning session.

      The Company operates directly and through wholly-owned subsidiaries. The principal subsidiaries are ACTV Entertainment, which will be primarily responsible for the Company's focus in the entertainment market, two subsidiaries that will operate regional networks within FOX Sports Net regions in Texas and Southern California, featuring individualized FOX Sports Net regional programming, and ACTV Net, which is responsible for the Company's education business.

      The Company was incorporated under the laws of the State of Delaware on July 24, 1989. The Company is the successor, by merger effective November 1, 1989, to ACTV, Inc., a California corporation, organized on July 11, 1983. The Company's executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, telephone number (212) 262-2570.

Overview of the Cable and Wireless Cable Television Industries

      Cable television was introduced in the early 1950's to provide television signals to small or rural towns with few or no available off-air television signals and to communities with reception difficulties caused by terrain problems. Since that time, the cable television industry has added non-broadcast programming, utilized improved technology to increase channel capacity and expanded its service markets to include more densely populated areas and those communities in which off-air reception is not problematic. Enhanced channel capacity has increased the potential number of programming offerings available to the subscriber and, consequently, increased the potential revenue available per subscriber. State-of-the-art analog cable television systems are currently capable of providing approximately 36 to 108 channels of programming.

      Cable television systems offer customers various levels (or "tiers") of basic cable service consisting of off-air television signals of local networks, independent and educational stations, a limited number of television signals from "superstations" originating from distant cities, various satellite-delivered, non-broadcast channels and certain programming originated locally by the cable systems. For an extra monthly charge, cable systems also typically offer premium television services to their customers, consisting of satellite-delivered channels generally providing feature films, live sports events, concerts and other special entertainment features.

      A cable televisions system consists of two principal operating components: one or more signal origination points (headends), which receive television, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth stations, and a signal distribution system. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment that amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables. Cable television systems may also originate their own programming and other information services for distribution through the systems.

      The signal distribution system consists of amplifiers and trunk lines, which originate at the headend and carry the signal to various parts of the system, smaller distribution cables and distribution amplifiers, which carry the signal to the immediate vicinity of the subscriber and drop lines, which carry the signal in to the subscriber's home. In the past several years, many cable operators have used fiber optic (in place of co-axial cable) technology to transmit signals through the primary trunk lines.

      Cable television is currently available for purchase by more than 90% of the approximately 98 million U.S. television households. The cable television industry is an established provider of multichannel programming, with approximately 65% of total U.S. television households subscribing. Cable systems typically offer up to 80 channels of programming at an average monthly subscription price of $33.

      The development of digital transmission and compression technology has resulted in both opportunities and additional competition for the traditional cable television industry, allowing for the transmission of a greater number of channels with better audio and video but at the same time facilitating different modes of transmission, such as satellite and wireless transmission.

      In response to these developments, over the past several years, cable operators, with access to sufficient financial resources, have begun upgrading their headends and other facilities to the digital platform. At the same time as the cable operators have begun the migration to the digital platform, DBS and wireless cable were being developed. Once digital delivery is available to a cable home it needs only an appropriately configured digital set-top terminal to receive Individualized Programming. GI has announced orders for approximately 4 million digital set-tops to date.

      Digital satellite television services use communications satellites to transmit multichannel video programming directly to consumers, who receive such signals on home satellite dishes ("HSD"). With digital compression technology, each frequency channel can be converted on average into five or more analog channels of programming, thereby enabling the digital satellite service operation to offer a broader variety of programming choices than analog satellite systems and enabling subscribers of digital satellite services to receive laser disc-quality picture and CD-quality sound from the satellite.

      The operator of a digital satellite television service typically enters into agreements with programmers, who deliver their programming content to the digital satellite service operator via commercial satellite, fiber optics or microwave transmissions. The digital satellite service operator generally monitors such signals for quality, and may add promotional messages, public service programming or other system-specific content. The signals are then digitized, compressed, encrypted and combined with other programming and necessary data streams (such as conditional access information) that share a given transponder. Each transponder's signal is then uplinked, or transmitted, to the transponder owned by the service operator on the service's satellite, which receives and transmits the signal to HSDs configured to receive it.

      In order to receive programming, a subscriber requires (i) a properly installed HSD and related equipment, (ii) an integrated receiver/decoder (known as the "set-top box" or "terminal"), which receives the data stream from each broadcasting transponder, separates it into separate digital programming signals, decrypts and decompresses those signals that the subscriber is authorized to receive and converts such digital signals into analog radio frequency signals, and (iii) a television set, to view and listen to the programming contained in such analog signals.

      Wireless cable operators include multichannel, multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels to subscribers with special antennas, and other so-called "wireless cable" systems. The number of wireless cable systems is likely to grow, as virtually all markets have been licensed or tentatively licensed, and developments in digital compression technology will significantly increase the number of channels, as well as the video and audio quality of wireless cable systems. Moreover, wireless cable systems may provide their customers with local programming, a potential advantage over existing digital satellite television systems. In 1995, several large telephone companies acquired significant ownership in numerous wireless cable companies. This infusion of money into the wireless cable industry can be expected to accelerate its growth and its competitive impact. However, while it is anticipated that most large wireless operators backed by local telephone companies will upgrade to digital technology over the next several years, such upgrades will require the installation of new digital decoders in customers' homes and modifications to transmission facilities, at a potentially significant cost. Wireless cable also generally requires direct line of sight from the receiver to the transmitter tower, creating the potential for substantial interference from terrain, buildings and foliage.

Business Strategies

For the in-home entertainment market, the Company's strategies are as follows:

Target regions where the operation's headends are being upgraded to digital. Given its initial emphasis on digital deployment, the Company has specifically targeted the West and Southwest regions of the United States for marketing and providing its Individualized Programming; many significant cable operators in these regions have upgraded their headends and have indicated that they will be offering digital converter boxes to their subscribers.

Negotiate and sign affiliate agreements with cable operators to provide the Individualized Programming to their subscribers. The Company is in preliminary discussions with a number of cable operators with cable systems in the West and Southwest to sign affiliate agreements to market and provide to their cable subscribers the option of receiving the Individualized Programming. The Company believes that its programming offerings will provide operators with a potentially significant source of new revenues from a completely new and differentiated product offering to its subscribers.

Through a focused marketing effort, educate both cable operators and potential subscribers about the benefits of Individualized Programming. The Company believes that, as cable operators become better educated about the benefits of Individualized Programming and understand the additional revenues that can be earned by providing these offerings to their subscribers, the Company's revenues and penetration rates will increase. As consumers and cable operators understand how the Company can provide a significantly better way of viewing a sporting event or news program, the Company believes its penetration rates will grow. Key marketing efforts will include: (1) offering the Company's Individualized Programming free of charge for one month to potential new subscribers; (2) cross-promotional activities with other programming content providers such as FOX Sports Net ; (3) cross-promotional activities with cable operators and (4) traditional print media, television advertising, and other marketing strategies.

Keep programming costs low during the Company's first few years of operation and expand its penetration primarily through sports and news programming. The Company believes that its enhanced sports and news programming content will be the primary elements in attracting new subscribers to its Individualized Programming. As such, it is the Company's intention to keep programming costs low by primarily focusing on just sports and news programming until cash flow is sufficient to allow for additional programming such as music, game shows, and other subjects to appeal to potential subscribers who may be interested in such program types and less interested in sports and news programming.

In the education market, the Company intends to implement the following strategies:

Emphasize the collaborative development of program content. The target market for the Company's education products includes schools, state and local agencies, universities and private business. In addition to authoring the software and hardware necessary to implement the Company's intranet and television product, the Company provides content development services and services related to the implementation of distance learning.

Create joint ventures with customers to market the customer's content to other users. The education programs developed by customers using the Company's Individualized Programming in many instances have application for others. The Company intends to jointly market such programming to other potential users along with the customer who has developed the Individualized Programming.

Develop proprietary content programming. The Company believes that it can develop programming content that will have application for and marketability to many potential customers. The Company intends to create such programming either in its entirety, or by acquiring rights to existing education content and adapting it to Individualized Programming.

Individualized Programming

      General

            The Company's process of creating individualized television programming involves viewer selection from a multiple number of frame-synchronized video, graphics, and/or audio signals delivered at one time. Viewers see and/or hear only one of the signals at a given moment; the others remain transparent. Each viewer interacts with the programming individually by making selections or decisions using a traditional remote control. In response to these keyed inputs, the Individualized Programming seamlessly switches from one signal to another, giving each viewer his or her appropriate response. The viewer cannot detect when such a switch takes place because it occurs with frame accuracy.

      The results appear seamless and uninterrupted - for the viewer the programming is completely individualized. Although an individualized program and its associated branches are taped in a normal linear fashion, the program, when shown, has thousands of possible variations available for each viewer to experience. The particular version seen is based on each viewer's individually selected preferences and inputs. An unlimited number of independent viewers can interact with a program simultaneously.

      To develop Individualized Programming the Company generally seeks to form joint ventures or licensing agreements with producers of standard linear shows or with networks that have rights to such shows. Individualized Programming can be created in a number of ways: enhancing existing programs that have been produced in a standard linear format, adding "piggy-back" branch alternatives during the shooting of ongoing shows, or creating entirely original productions solely for use by the Company.

      The cost of the Company original productions is higher than a linear version of the same program of comparative length. However, production costs are significantly lower than regular linear television shows when existing material can be enhanced, or when productions are "piggy-backed." Production costs vary significantly based upon the nature and type of programming to be produced. An advantage of Individualized Programming is its higher repeatability, as compared to standard programming, since an individualized program's cost can be amortized over a greater number of showings.


      Entertainment Programming

      The Company's business plan is to develop regional television networks, offered by traditional distributors of television programming, that will feature traditional genres of programming. The differentiation afforded by Individualized Programming will allow distributors to offer their customers the Company's program's on a subscription basis. The regional individualized television networks will provide distributors with the potential of significant additional revenue, as well as an opportunity to differentiate their service offerings and accelerate the deployment of digital set-tops.

      Examples of the Company's entertainment programming are:

      Sports. Individualized sports will enable viewers to access elements that enhance each game's regular coverage during a live event. In hockey, for example, the Company's Individualized Programming allows a viewer to select features like "Hit Parade," a recap of the game's hardest checks; "Saving Grace," a compilation of the game's best saves; "Star Cam," which provides an isolated view of a featured player; "Goals-On-Demand," a compilation of all the scores in the contest; plus in-depth Statistics and instant replay at anytime.

      News. Individualized Programming allows the viewer to go deeper into the news presented by the linear program. In the first section of an evening news program, viewers can access more information about the story they are watching, calling up "datapoints" or additional facts about the story presented. They can also access maps, graphs, charts, or other enhancements to the linear story. As the program continues, viewers can choose among the linear program, expanded coverage of the day's top stories, or other kinds of news (international, financial, etc.) in which they may have a particular interest.

      Game Shows. Individualized Programming allows each viewer to actively participate in the game. The viewer can decide which team to play on, enter answers and receive individualized responses to his or her choices. The system's memory keeps viewers informed of their performance throughout the program and provides final results at the end of the show. Advertisers and sponsors can offer promotional premiums to the viewers with the best scores.

      Advertising. Individualized Programming gives television advertisers unique opportunities to target their message demographically. By asking the viewer basic questions at the beginning of the program, Individualized Programming can recall this information during a commercial break and send the viewer the appropriate advertisement. A second advantage for advertisers is the concept of individualized commercials. For example, before a commercial break in a sporting event, viewers are asked which type of car they would like to see: sedan, pick-up truck, sport utility or luxury sedan. The Company's
Individualized Programming records this choice, then sends the requested commercial to each viewer. This same choice can be recalled at a later commercial break to provide additional information. Individualized Programming stores the responses in the system memory and can trigger branches based on the accumulated responses at the end of the program. Advertisers can use this functionality of Individualized Programming to offer promotional premiums to viewers based on their performance.


  Education

      The Company has developed, and is continuing the development of, new two-way analog and digital programming technologies for distance learning. The
Company  offers  a   point-to-multipoint
broadcast system that can deliver pre-recorded individualized lessons or can integrate individualized segments into live distance learning lessons. By using a simple remote control, the student is able to alter program content to suit specific needs and interests. Students receive individualized responses to their input. Moreover, at the end of the lesson, the system's memory component can recall each student's performance and give the local facilitator a detailed progress report.

      Distance learning ("DL") networks typically involve a teacher at a central broadcasting site distributing a lesson to multiple remote classroom sites. Individualized Programming tools allow the teacher to create questions or offer choices relating to the lesson and pre-record individualized responses. At selected points in the lesson, the DL teacher can initiate the questions and interactions, with each student across the network receiving individualized responses. In addition, Individualized Programming gives the teacher immediate feedback on the classes' responses, allowing the teacher to pace the lesson accordingly. Additionally, the Company's planned Java-based software suite, "eSchool," (described below) will permit the integration of the Internet with video distance learning.

      The Company's distance learning system was commercially introduced with an installation in Georgia beginning in late 1995. The Company's contract with Georgia was recently extended and expanded for a second year. In addition, in late 1996 the Company launched its first distance learning project in the state of Texas. The Company will deliver its individualized educational programming functionality to 37 Texas Workforce Commission ("TWC") sites, along with proprietary software and training that will facilitate the creation of Individualized Programming by TWC educators themselves.

      In 1995, the Company signed an agreement with GI to allow Individualized Programming for distance learning to be integrated with GI's DigiCipher(R) system. The new digital system will allow programming networks to develop Individualized Programming and distribute it digitally to their customers.

      In 1997, the Company began the development of the first applications of its planned Java-based software suite, "eSchool," which permits an instructor to use the Internet as an accompanying instructional tool during a live video distance learning session. (Java is a programming language developed for the Internet by Sun Microsystems.) eSchool functionality, together with the
Company's distance learning technology, will work to create a "virtual" classroom. eSchool software can be used for pre-recorded as well as live programming; the video can come from any source. The Company expects to release the first version of eSchool software to the market during the second quarter of 1997.

      The Company has enhanced 127 educational television titles with its Individualized Programming and has distributed the programs in the kindergarten to 12th grade market. The programs focus on reading, math, and vocational education. Sales of these products represented a majority of the Company's revenue prior to the commercial introduction of the distance learning system. Education products are marketed through both a direct and distributor sales force. The Company produced the educational television titles jointly through license agreements with Phoenix Learning Group, Bergwall Productions, Inc., Agency for Instructional Technology, AIMS Media, The Hasty Pudding Puppet Co., TakeOff, Video Educational Excellence and Turner Educational Services, Inc.

Programming Relationship with FOX Sports Net

      Recently, the Company completed a successful, 18-month Individualized Programming trial in greater Los Angeles. The Company's Individualized Programming was delivered to 1,000 cable subscribers of the TCI of Ventura County cable system. FOX Sports West supplied sports programming to the Company for the trial. Viewers participating in the trial were able to individualize FOX Sports West offerings such as L.A. Lakers basketball, L.A. Kings hockey, and California Angels baseball.

      FOX Sports Net is the domestic telecasting arm of the worldwide sports alliance recently formed between News Corporation, Liberty Media and TeleCommunications Inc. The network consists of eight owned and operated regional sports affiliates from coast to coast. Combined, FOX Sports Net's regional sports networks provide more than 3,000 hours of live programming each year, covering more than 1,500 events. The FOX Sports Net regional networks offer their programming for distribution as a basic service - all homes served by the distributor receive the service as part of the basic distributor fee.

      In December 1996 the Company and FOX Sports Net entered into a master programming agreement that extends through June 30, 2003 and covers all FOX Sports Net programming. The agreement grants the Company the right to license FOX Sports Net programming from each FOX Sports Net regional sports network and rebroadcast an Individualized Programming version of the program in the respective FOX Sports Net regional territory. The Company intends to enhance FOX Sports Net's professional and college sports programs with its Individualized Programming. Under terms of the agreement, the Company has the right to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. FOX Sports Net will receive a share of subscriber fee and advertising revenue generated by the Company's future individualized television networks located within FOX Sports Net regions.

      Based on the success of the Individualized Programming trial in TCI's Ventura County System, as well as the relationship with FOX Sports Net, the Company plans to launch the Regional Networks within the regions served by FOX Sports Southwest and FOX Sports West. Current plans are for the launch of the Southwest Regional Network as early as the fourth quarter of 1997 and the West Regional Network shortly thereafter. FOX Sports Southwest distributes programming to 5.1 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties, while FOX Sports West serves 4.5 million households in Southern California, Hawaii and Clark County, Nevada. The planned Regional Networks, like the recently completed trial, will feature FOX Sports Net regional programming enhanced by the Company's Individualized Programming. Over time, the Company will produce other national programming and make such programming available to the Regional Networks. The Company will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the enhancement of the Individualized Programming to be presented through its Regional Networks.

      The Company has chosen the regions served by FOX Sports Southwest and FOX Sports West because the Company believes these regions will be among those targeted for the initial distribution of digital set-top boxes by cable operators and wireless program providers. Furthermore, the Company will direct initial marketing of the Regional Networks toward those cable operators in each respective FOX Sports Net regional market who are upgrading their distribution facilities to digital and who buy digital set-top boxes. Expansion could follow either in additional FOX Sports Net regions or in other regional sports markets.

Production

        Entertainment

      The Company's entertainment programs are distributed to each region from a master control facility, which includes the necessary equipment to both produce and distribute Individualized Programming. The master control facility for Southern California was constructed in 1995 at the offices of TCI of Ventura County in Westlake Village, California. The Company has selected the facility used by FOX Sports Southwest in Irving, Texas as the site of the master control in that region. The Company expects this facility to be operational by the fourth quarter of 1997.

        Education

      The major components of the Company's intranet DL products are authoring software, which customers use to develop their own individualized programs, and hardware installed at the receiving site that connects students to the system. The authoring software is designed to enable a teacher to produce lessons for broadcast using a personal computer, video camera and other standard ancillary hardware. The Company provides training and support in the use of the authoring software, allowing the customer to produce individualized education content in its own facilities..

Product Development

  Current Development

      The Company's current research and development efforts are focused primarily on digital application of its Individualized Programming and Java-based Internet software for the education market. The Company entered into a collaborative agreement in August 1995 with Sarnoff to investigate and potentially develop digital applications of its Individualized Programming. Currently, the Company, Sarnoff, and GI are working together to incorporate the Company's Individualized Programming into GIs new MPEG-2 digital set-top cable box ("DCT 1000"). The Company is also in the process of expanding and further refining its Individualized Programming to incorporate additional functionalities that can be used in the digital cable platform. Research and development of the Company's eSchool Java-based software suite for the Internet is expected to be on-going throughout 1997 and beyond.

  Functionality

      The set-top terminal receives information from codes either embedded into the video program material or delivered in a data packet. It thus maintains "memory" on the progress of the viewer and provides automatic branching. At appropriate times during the program, the CPU will make branch switches automatically, accumulate data, recall information, create graphics and/or implement a pre-programmed set of instructions.

      In single channel analog (6 MHz of band-width) applications, Individualized Programming can individualize audio and/or graphics, based on multiple signals. When additional analog channels of band-width are available, video can be individualized as well.

      In digital systems, multiple video, audio and graphics can be individualized in 6 MHz of band-width. Sarnoff has developed the Company's digital applications that will enable the implementation of Individualized Programming into the various developing digital television systems. Individualized Programming can be delivered through any digital video system and received by a standard digital set-top terminal such as GI's DCT 1000. The Company's software application can be downloaded into each set-top terminal. There is no additional memory or hardware necessary for upgrading a digital set-top terminal to allow it to deliver the Company's Individualized Programming to subscribers.

      Individualized Programming can be transmitted through any service provider's channel, and can even be broadcast under the new digital television standard recently approved by the FCC. Individualized Programming uses one 6 MHz channel with 64 QAM, or 8VSB modulation techniques providing adequate data rates to support the Company's programming. It is channel independent and can be transmitted over any 6 MHz channel using any practical modulation scheme. The Company will create entertainment content at its regional production facilities and then distribute throughout each region by means of several different delivery options, including land lines and satellite. The distribution method will be determined by the geographical nature of the region and the economic viability of the different delivery techniques available in each region. The Company will deliver to the service provider a complete MPEG-2 compatible transport stream containing all of the necessary information for the application to run properly in its system.

      The Company's signal is received at the cable operator's distribution facility by an appropriate receiver. The service provider will simply have to pass the signal through its CA (Conditional Access) system and send the signal out to the customers. Using standard MPEG-2 compression techniques at a 4:1 compression ratio, the Company will provide its service through a single 6 MHz channel. The Company does not require any back channel capability to support the programming. Individualized Programming creates an individualized look and feel by using relational data base management and a very small amount of local memory in order to create millions of possible combinations.

      The Company's application software requires approximately 25K bytes of code space, either ROM (Read Only Memory), PROM (programmable read only memory) or EEPROM (Electrical Erasable PROM). The application requires a small amount of scratch pad memory, up to 2 KB of RAM (Random Access Memory). While the Company's software does not require NVRAM (Non-volatile RAM), up to 1 KB of NVRAM might be necessary for any future back channel applications.

      Individualized Programming seamlessly switches the user through multiple channels of video and audio in response to user inputs throughout the program. The switch may be delayed as long as the script writer chooses. Seamless switching is accomplished by using a subset of the MPEG-2 syntax for splicing. With Individualized Programming, switching is simpler than creating a seamless splice between two unrelated video streams, because it takes advantage of the fact that the video and audio encoders are co-located.

      The Company's Individualized Programming incorporates a command language that is used to configure the set-top converter and control the information that the user sees under specific conditions. The command language requires a small amount of additional bandwidth in the channel and approximately 2K bytes/sec of additional data must be sent in a digital system. When commands are received by the application software running in the set-top converter, they are processed by the software and the correct information is presented.

      The Company first introduced its Individualized Programming applications for entertainment outside the United States through a 1987 license with Le Groupe Videotron, Ltd. ("LGV"), the second largest Canadian cable/broadcast television company. The license was modified in June 1993. See "The Company" Certain Relationships with Subsidiaries Reorganization of ACTV Entertainment and LGV Agreements."

Government Regulation.

      The Company believes that neither its present or future implementation of its Individualized Programming is subject to any substantial government regulation. However, the broadcast industry in general, and cable television, DBS and wireless communication in particular are subject to substantial government regulation.

      Pursuant to an Act of Congress passed in 1992 (" 1992 Cable Act"), the Federal Communications Commission ("FCC") substantially re-regulated the cable television industry in various areas including rate regulation, competitive access to programming, "must carry," and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, limit exclusivity provisions in programming contracts and require prior notice for channel additions, deletions and changes. The United States Congress and the FCC also have under consideration, and may in the future adopt new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, materially adversely affect the operations of the Company.

Set-Top Converters, Terminals, and Other Interactive Devices

      The Company does not intend to manufacture set-top converters, terminals, video servers, or other interactive devices. This equipment will be supplied to the Company pursuant to agreements between the Company and equipment suppliers.

      In April 1996, the Company and GI signed a non-exclusive, royalty-free manufacturing agreement for GI's MPEG-2 digital terminal. Sarnoff is working with GI to integrate Individualized Programming with this digital terminal. The project is scheduled for completion in the second half of 1997. The Company also has a non-exclusive, royalty-free manufacturing license with LGV that allows the latter to incorporate the Company's Individualized Programming into its analog set-top cable boxes. The Company intends to grant licensees similar to those granted to GI and LGV to other manufacturers that are selected by the future distributors of Individualized Programming.

      In the education market, the Company has entered into an arrangement with GI pursuant to which Individualized Programming for distance learning will be integrated with GI's DigiCipher system. The new digital system, which combines the Company's Individualized Programming and GI's DigiCipher System, will allow programming networks to develop the Company's Individualized Programming and distribute it digitally to their customers. The development of the new digital distance learning system is scheduled for completion in the second quarter of 1997.

      The Company has a non-exclusive agreement with KDI Precision Products, Inc. ("KDI") to manufacture the Company's classroom and distance learning systems that incorporate Individualized Programming. KDI sells the systems to the Company at prices and in accordance with a delivery schedule agreed upon from time to time. KDI also is a distributor of components such as television monitors, VCRs, remote controls, printers and cabinets used in conjunction with the systems. The agreement renews automatically for successive one-year terms unless terminated by either party on six-months' written notice.

      KDI is currently the only manufacturer of the classroom and distance learning systems. The Company believes that KDI can produce sufficient systems to meet the anticipated needs of the Company in the education marketplace. In the event that KDI were unable to supply the systems, there can be no assurance that the Company could produce sufficient systems or obtain sufficient systems from another manufacturer at an acceptable price. The inability of the Company to obtain systems would have a material adverse affect on the business of the Company.

      There can be no assurance that the Company will be successful in developing additional manufacturing licenses.

Patents and Other Intellectual Property

      The Company has sought to protect the proprietary features of its Individualized Programming it employs through patents, copyrights, confidentiality agreements, and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued twelve patents, with six additional patents pending. The patents, which deal with different aspects of Individualized Programming, expire at various dates from 1998 to 2014.

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

      The inventors named on all of the patents issued have assigned to the Company all right, title, and interest in and to the above U.S. patents and any corresponding foreign patents or applications based thereon. In addition, Dr. Michael Freeman, the principal inventor of Individualized Programming and a current employee of the Company, has agreed to assign to the Company the rights and title in and to all future patents and applications, and any corresponding foreign patents or application relating to the Individualized Programming.

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

Competition

      The business of providing subscription and pay television programming is highly competitive. The Company faces competition from numerous other companies offering video, audio and data products and services. The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable programming providers, cable premium pay programming providers (such as HBO, Cinema, etc.), premier multiplex pay channels under the digital format, pay per view movies and special event offering, television networks, home video products companies, as well as companies developing new technologies and programming concepts. Many of the Company's competitors have greater financial, marketing and programming resources than the Company. The Company expects that quality, uniqueness and variety of programming, quality of picture and service and cost will be the key bases of competition, along with competition from other programming alternatives that may provide new sources of revenue to cable operators.

      At the present time, there are a number of different new television technologies, often labeled as interactive television, that have been developed or are under development by others that might be considered competitive with the Company's Individualized Programming. These new technologies, in general, are delivered via cable television, or through play-along devices that are attached to the television set. To the best of the Company's knowledge, none of the point-to-multi-point systems based on these technologies allows the viewer to affect what is seen on the television in the same manner or to the extent of Individualized Programming, which is unique in its approach and function.

EMPLOYEES

At December 31, 1996, the Company employed 26 full-time employees. The Company believes that its relationships with its employees are generally satisfactory.

Item 2.     PROPERTY - OFFICES AND FACILITIES

      The Company (including its subsidiaries) maintains its principal and executive offices at Rockefeller Center, 1270 Avenue of the Americas, New York, New York, where it leases approximately 8,000 square feet at a rent of approximately $22,200 per month pursuant to a lease that expires in January 2001. The Company maintains an engineering staff and an editing studio at 1600 Broadway, New York, New York, where it leases approximately 2,500 square feet at a rent of $3,450 per month, pursuant to a lease that expires in December 1999. The lease agreement provides for cancellation by either party with no penalty after December 31, 1996. In addition, the Company maintains offices at 9454 Wilshire Boulevard, Beverly Hills, California, which are leased on a month-to-month basis for approximately $1,350 per month by The Los Angeles Individualized Television Network, Inc. The Company believes it will require an office in Texas and greater office space in Southern California, as well as television master control facilities in each of these areas to effect the launch and operation of its planned regional individualized networks in the respective markets. The Company believes its current facilities are suitable and adequate, and that they provide the productive capacity necessary for the performance of the operations of the Company. None of the Company's properties is leased from affiliated persons.

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

                           Common Stock

1996 Quarter               High       Low
                         --------------------

  First                     5 1/8     3 11/16
  Second                    4 9/16    3 1/2
  Third                     4 5/16    3 1/16
  Fourth                    3 27/32   2 11/16

1995 Quarter               High       Low
                         --------------------

  First                     6 5/8     3 3/8
  Second                    5 1/4     4
  Third                     5 3/4     3 7/16
  Fourth                    5 13/16   3 1/8

On March 24, 1997, there were approximately 280 holders of record of the Company's 11,838,734 outstanding shares of Common Stock.

On March 24, 1997, the closing bid and asked prices of the Common Stock as reported by NASDAQ were $2 5/32 and $2 3/8, respectively.

The Company has not paid cash dividends since its organization. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA



                                                              Years Ended December 31,
                                         --------------------------------------------------------------------
                                           1992           1993          1994           1995           1996
                                           ----           ----          ----           ----           ----
Statement of Operations:

Revenues (1)                              $532,596      $164,602       $938,416     $1,311,860     $1,476,329
Operating Expenses (1)                   2,798,847     3,443,513      5,734,132      8,272,884     10,240,158
Equity in Net Loss of
ACTV Interactive (2)                       187,781       506,303        143,500             --             --
Loss Before Extraordinary
Item (3)                                 2,778,085     4,156,955      5,122,010      6,920,906      8,800,481
Net Loss (3)                             2,778,085     4,156,955      4,465,240      6,826,789      8,800,481
Weighted Average Shares
Outstanding                              4,665,686     5,800,134      7,897,278     10,162,128     11,739,768
Loss Per Common Share Before
Extraordinary Item (3)                        0.59          0.72           0.65           0.68           0.75
Net Loss Per Common
Share  (3)                                    0.59          0.72           0.57           0.67           0.75

Balance Sheet Data:                       12/31/92      12/31/93       12/31/94       12/31/95       12/31/96
                                          --------      --------       --------       --------       --------

Working Capital                           (104,486)    2,263,225      1,503,703      2,397,027      5,093,859
Total Assets                             3,146,503     5,920,720      7,733,314      8,551,128     11,692,624
Long Term Obligations                    1,792,794     2,220,794      2,325,061            --           --
Stockholders' Equity (4)                 1,006,314     1,910,603      3,972,543      6,893,853      9,201,068
Total Capitalization                     2,799,108     4,131,397      6,297,604      6,893,853      9,201,068



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

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

      To the extent that the information presented in this Form 10-K discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, the successful and timely development and acceptance of new products and markets and the availability of sufficient funding to effect such product and/or market development.

      ACTV, Inc. (the "Company") was organized to develop and market ACTV's Individualized Programming, which permits each viewer to simultaneously experience individualized television programming. Since its inception, the Company has incurred operating losses approximating $39.2 million related directly to the development and marketing of the ACTV's Individualized Programming.

      ACTV's Individualized Programming is designed to work with both single and multiple channels of 6 MHz band-width and with different modes of transmission: cable, direct broadcast satellite ("DBS"), wireless cable, broadcast systems and distance learning networks. While it is compatible with one-way analog systems, the Company's emphasis is on the newer digital systems that have recently begun to be deployed.

      ACTV's strategy is to generate revenues from the sale of ACTV Programming that it either owns, has licensed or that has been created by a third party under a license from ACTV, including fees paid by subscribers to premium cable networks in which the Company has an ownership interest.

      The  chief   markets   presently   targeted  by  the  Company  for  ACTV's
Individualized Programming are in-home entertainment, education (with an emphasis on distance learning and Internet applications) and site-based entertainment. The Company seeks to exploit these markets, principally in the U.S., through licensing its Individualized Programming, by creating joint venture relationships, and by direct sales.

      In December 1996 the Company and Fox Sports Net entered into a master programming agreement that extends through June 30, 2003 and covers all Fox Sports Net programming. The agreement grants the Company the right to license Fox Sports Net programming from each Fox Sports Net regional sports network. The Company intends to enhance Fox Sports Net's professional and college sports programs with its Individualized Programming.

      Under terms of the agreement, the Company has the right to offer enhanced Fox Sports Net programming to any distributor that carries the corresponding regional Fox Sports Net channel. In each region, the Company and Fox Sports Net will work together to develop innovative sports programming, which will be the basis for differentiated programming services offered by the Company. Fox Sports Net will receive a share of subscriber fee and advertising revenue generated by future ACTV individualized television networks located within Fox Sports Net regions.

      Fox Sports Net is the domestic telecasting arm of the worldwide sports alliance recently formed between News Corporation, Liberty Media and TeleCommunications Inc. The network consists of seven owned and operated regional sports affiliates from coast to coast. Combined, Fox Sports' regional cable networks provide more than 3,000 hours of live programming each year, covering more than 1,200 events.

      The Company recently completed a successful, 18-month individualized regional network trial, which began in the Los Angeles area in May 1995. The trial, which ran through the end of 1996, provided ACTV individualized programming to 1,000 cable subscribers in Ventura and Los Angeles Counties. Sports and news programming for the trial were supplied to ACTV by Fox Sports West and Cable News Network, Inc. ("CNN"), respectively. The cable operator for the trial was TCI of Ventura County. Viewers participating in the trial were able to individualize CNN's PrimeNews program, as well as Fox Sports-West offerings such as L.A. Lakers basketball, L.A. Kings hockey, and California Angels baseball.

      Based on the success of the Los Angeles trial, the Company plans a commercial launch of two individualized networks (the "Regional Networks") over the next twelve months within Fox Sports regions in Texas and Southern California. Fox Sports Southwest has 5.1 million homes in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties, while Fox Sports West reaches
4.5 million subscribers in the region from Los Angeles to San Diego and Phoenix. The planned Regional Networks, like the recently completed trial, will feature individualized Fox Sports regional programming. The Company will produce other national programming, such as news, and make such programming available to the Regional Networks. The Company will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the enhancement of the ACTV Programming to be presented through its Regional Networks.

      In March 1995, the Company formed The Los Angeles Individualized Television Network, Inc., one of its wholly-owned operating subsidiaries, to operate the Company's Southern California trial. This subsidiary will be responsible for the launch and operation of planned the Southern California regional network. Similarly, the Texas Individualized Television Network, Inc., another wholly-owned operating subsidiary of the Company, will launch and operate the network projected for the Fox Sports Southwest region within the same time frame.

      The Company anticipates that its Regional Networks will offer premium cable programming services that are advertiser-supported, with monthly subscription prices comparable to other U.S. premium channels. Although the Company's intention is to launch the Regional Networks over the next twelve-month period, there is no assurance that it will secure the funding necessary to effect such launches, or that other factors might not delay or prohibit the successful implementation of the plan.

      The Company will direct initial marketing of the Regional Networks toward the cable operators in each respective Fox Sports Net regional market who are buying digital set-top boxes. Expansion could follow in either additional Fox Sports Net regions or in other regional sports markets. The Company has established four new wholly-owned subsidiaries that would serve as operators of additional regional individualized networks covering the San Francisco, Chicago, New York, and Atlanta regions in the event that the Company decides to expand and provide the individualized television programming to other regions across the U.S. To date, the four new wholly-owned subsidiaries have not engaged in any business activities. The recently complete trial, and the projected Regional Network expansion, is part of the Company's plan to develop the entertainment division of its business, which to date, does not generate any revenue for the Company. There can be no assurance that the Regional Networks, even if launched, will generate significant revenues for the Company.

      In January 1995, the Company granted an exclusive license to Greenwich Entertainment Group ("The Greenwich Group") for the use of its Individualized Programming in the theater environment, specifically in shopping malls, museums and entertainment centers. ACTV owns approximately 15% of The Greenwich Group's common stock.

      In March 1988, the Company formed ACTV Entertainment Inc. ("ACTV Entertainment") as an equal shareholder with Le Groupe Videotron ("LGV") of Canada. The Company granted to ACTV Entertainment the exclusive right to use the Company's Individualized Programming in the United States DBS, cable, and broadcast television markets.

      In June 1993, LGV withdrew from its ownership in ACTV Entertainment, and the Company became the sole shareholder of ACTV Entertainment under the terms of an agreement with a subsidiary of LGV. While ACTV gained full ownership and control of ACTV Entertainment in the settlement, it did agree to give up the royalty income it was receiving from the analog set-top cable license with LGV ($3.00 per user per year). Simultaneously with the change in ownership of ACTV Entertainment, the 1987 LGV exclusive foreign license for Canada, Europe and the Soviet Union was changed to a non-exclusive, royalty-free license to manufacture an analog set-top terminal with compatible ACTV Programming functionality for its Videoway service.

      The modified license also allows LGV to produce ACTV Programming itself for its own Videoway subscribers. The license is subject to the condition that neither LGV nor its sub-licensees receive any royalty or other fees with respect to ACTV Programming, except for promotion and direct production expenses paid by LGV. Any royalties from third parties will be paid exclusively to ACTV. LGV is not currently producing ACTV Programming, except in the London, England cable systems that it recently sold.

      The Company continues to seek other licensees and joint venture partners both in and outside the United States. The Company is and will continue to be dependent upon the ability of licensees and joint venture partners to offer products and services that are commercially viable, and to actively promote and distribute its Individualized Programming.

      There can be no assurance that the Company will be successful in reaching agreements with licensees and joint venture partners, that the Company's strategy of marketing its Individualized Programming through its licensees and joint venture partners will be successful, or that the methods that its licensees and joint venture partners choose to market the Individualized Programming will be successful. Further, the Company may be adversely affected by the financial and business considerations of its licensees and joint venture partners. Future joint venture and license agreements may provide that the licensees and joint venture partners will receive equity interest in the Company and/or its subsidiaries.

      In July 1992, the Company entered into an agreement with a subsidiary of the Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized for the purpose of marketing products and services incorporating Individualized Programming to the education marketplace. The subsidiary of the Post Company owned a 51% share.

      On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for consideration of $4.5 million. The Company and the Post Company agreed to the amount of such consideration after arms-length negotiations without receiving a valuation from a disinterested third party.

      For purposes of discussing the combined statements of the Company, its subsidiaries, and ACTV Interactive, all intercompany items have been eliminated.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 1995 and December 31, 1996

      During the year ended December 31, 1996 ("Fiscal 1996"), the Company's revenues increased 13%, to $1,476,329, from $1,311,860 for the year ended December 31, 1995 ("Fiscal 1995"). The increase was the result of significantly higher education revenues from distance learning and the recognition of production revenues in the more recent period (compared to no production revenues in 1995), which more than offset a small decline in non-distance learning education sales.

      Cost of sales increased 94% in Fiscal 1996, to $647,488 , from $334,136 in Fiscal 1995, and cost of sales as a percentage of sales revenue increased to 44% in the more recent year, from 25% in 1995. The relatively higher cost of sales in Fiscal 1996 was due to a greater proportion of total revenues generated from lower margin equipment products and production services, as compared to Fiscal 1995's sales mix.

      Total expenses excluding cost of sales and interest expense in Fiscal 1996 increased 21%, to $9,592,670, from $7,938,748 in the comparable period in 1995. The increase was attributable to higher operating expenses (principally resulting from the Company's regional individualized network trial in Southern California), greater research and development expenditures, higher selling and administrative expenses, and a valuation allowance of $274,325 for the full amount of the Company's investment in The Greenwich Group. As a component of Fiscal 1996 selling and administrative expenses the Company also reserved $82,746 against license fee and production service receivables from The Greenwich Group. The Greenwich Group has experienced difficulty in raising sufficient capital to fund its operations and growth and has been unable to pay the Company for its services and license.

      In Fiscal 1996, direct expenses related to the entertainment and education markets were approximately $2.5 million and $2.6 million, respectively.

      Depreciation and amortization expense for Fiscal 1996, decreased 24%, to $846,351, from $1,113,278 for Fiscal 1995. This decrease was due primarily to the relatively higher depreciation expense incurred in Fiscal 1995 that related to set-top converters purchased for the California trial.

      The Company's interest expense for Fiscal 1996, decreased to zero, compared to $98,392 in the prior year. The decrease was due to the repayment of in full of the Company's debt obligations during 1995. Interest income for Fiscal 1996 increased 15%, to $158,732, compared with $138,510 in Fiscal 1995. The increase resulted from higher available average cash balances in the more recent year.

      For the year ended December 31, 1996, the Company accrued $195,384 for the payment of dividends to holders of convertible preferred stock issued in August 1996 by one of its wholly-owned subsidiaries.

      For Fiscal 1996, the Company's net loss applicable to common shareholders was $8,800,481 or $.75 per share, an increase of 29% over the net loss of $6,826,789 or $.67 per share, incurred in Fiscal 1995. Included in the Fiscal 1995 net loss is an extraordinary gain of $94,117, or $.01 per share as the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. The increase in net loss was due to increased operating, selling and administrative expenses and lower operating margins during the more recent year, as noted above.

Comparison of the Years Ended December 31, 1994 and December 31, 1995

      During the year ended December 31, 1995, the Company's revenues increased 40%, to $1,311,860, from $938,416 in the year ended December 31, 1994. The increase was the result of higher sales to the education market and to the Company's recognition in the more recent period of the sales of its education subsidiary, ACTV Net, during the full year. Prior to the Company's purchase on March 11, 1994 of the Washington Post's 51% interest in this subsidiary, in which the Company previously owned the remaining 49% interest, the results of ACTV Interactive were accounted for under the equity method of accounting. As a result, the sales of ACTV Interactive during the period from January 1, 1994, to March 11, 1994, were not included in the reported revenues of the Company.

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

Liquidity and Capital Resources

      Since its inception, the Company (including its operating subsidiaries ACTV Entertainment, ACTV Net, Inc., The Los Angeles Individualized Television Network, Inc., and 3D Virtual, Inc.) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through December 31, 1996, the Company had an accumulated deficit of approximately $39.2 million. The Company's cash position on December 31, 1996, was $6,520,756 compared to $3,531,782 on December 31, 1995.

      During the year ended December 31, 1996, the Company used $7,560,486 in cash for its operations, compared with $5,098,477 for the year ended December 31, 1995. The increase in the more recent year was due to higher operating and selling and administrative expenses. The Company met its cash needs in the year ended December 31, 1996 from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of convertible preferred stock issued by its wholly-owned subsidiary ($9.1 million in net proceeds). The Company met its cash needs in the year ended December 31, 1995, principally from the proceeds of a series of sales of common stock to private investors throughout the first three quarters of the year (aggregating $9.0 million in proceeds). During the year ended December 31, 1995, the Company used cash of $2,247,469 to repay in full both its short-term and long-term notes payable obligations.

      With respect to investing activities in the year ended December 31, 1996, the Company used cash of $444,189 related to the purchase of television production equipment and office improvements. In the year ended December 31, 1995, the Company used cash of $575,323 related principally to equipment purchases for the California trial referred to above.

        ACTV  Entertainment,  ACTV  Net  and  The  Los   Angeles  Individualized
Television Network, Inc. and 3D Virtual, Inc. are dependent on advances from the Company to meet their obligations.

      During the year ended December 31, 1996, the Company advanced approximately $1.2 million to ACTV Net and $2.4 million to The Los Angeles Individualized Television Network, Inc. subsidiaries. Advances to other subsidiaries were minimal during 1996.

      Advances are based upon budgeted expenses and revenues for each respective subsidiary. Adjustments are made during the course of the year based upon the subsidiary's performance versus the projections made in the budget.

      The Company's balance sheet as of December 31, 1996, also reflects the accrual of expenses of $701,517 related to the Company's stock appreciation rights plan. As compared to the Company's balance sheet as of December 31, 1995, the Company's balance sheet as of December 31, 1996, reflects an increase of $195,384 in preferred dividends payable, resulting from the issuance of $10 million principal value of convertible preferred stock during August 1996.

      The Company believes that it may be required to expend approximately $1.5 to $2.0 million during 1997 to facilitate the completion of current research and development projects, relating principally to firmware for digital set-top converter boxes, upgraded software for its entertainment master control facilities and Internet software applications.

      Management of the Company believes that its current funds will enable the Company to finance its operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period. Moreover, the Company believes that it will require additional funds of $25 - $35 million to launch and operate the two Regional Networks planned for the next twelve-month period. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect such launches.

      The Company does not have any material contractual commitments for capital expenditures.

Impact of Inflation

      Inflation has not had any significant effect on the Company's operating costs.

Statement of Financial Accounting Standards No. 121.

      This statement, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995, did not have a material impact on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 123 ("SFAS No. 123").

      This statement, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123 companies are encouraged, but not required, to adopt the fair value method of employee stock-based transactions. If the fair value method is not adopted for reporting purposes, the supplemental pro forma disclosures are required of the effect of the fair value method on operations and per share results. The Company has decided not to adopt the fair value method in its financial statements and to present the supplemental pro forma information.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 14 in this report.

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

      None.

PART III

Item 10.    MANAGEMENT

Executive Officers and Directors

      The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report on Form 10-K a definitive proxy statement (the "Proxy Statement"), pursuant to Regulation 14A pertaining to the Annual Meeting of Stockholders to be held in May 1997. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 14.    FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND
            REPORTS ON FORM 8-K:


(a)1. FINANCIAL STATEMENTS:

See the Consolidated Financial Statements beginning on Page F-1 hereafter, which is incorporated by reference.

(a)2. FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule for the year ended December 31, 1996 is filed as part of this Annual Report. The Company had no activity reportable on this schedule for the years ended December 31, 1995 and 1994.

Schedule II - Valuation and Qualifying Accounts and Reserves

                    Column B            Column C           Column D    Column E
                  ----------     ----------------------   ----------   --------
                   Balance at  Charged to  Charged to                  Balance
                   Beginning    Costs and       Other   Deductions         End
Description        of Period     Expenses    Accounts    -Describe   of Period



Year ended
12/31/96:

Accounts
receivable             $--        $82,746      $--          $--        $82,746
allowance for
doubtful accounts

Reserve for
investment losses      $--       $274,325      $--          $--       $274,325

(a)3.   EXHIBITS (inapplicable items omitted):

3.1.a         Restated Certificate of Incorporation of the Company.*
3.1.b         Amendment to Certificate of Incorporation of the Company.**
3.2           By-Laws of the Company.*
9.1           Voting Agreement dated November 11, 1994, by and between William
              C. Samuels and Michael J. Freeman.***
9.2           Voting Trust Agreement dated March 10, 1994 by and among William
              C. Samuels, The Washington Post Company and ACTV, Inc.**
10.1          First Amendment to Lease, dated December January 13, 1997 by and between the Registrant, as the Tenant, and Rockefeller Center
              Properties, as the Landlord.
10.2          Form of 1989 Employee Incentive Stock Option Plan.*
10.3          Form of Amendment No. 1 to 1989 Employee Incentive Stock Option
              Plan.*
10.4          Form of 1989 Employee Non-qualified Stock Option Plan.*
10.5          Form of Amendment No. 1 to 1989 Employee Non-qualified Stock
              Option Plan.*
10.6          1986 Non-qualified Stock Option Plan.*
10.7          Form of 1986 Non-qualified Stock Option Agreement.*
10.8          1996 Non-qualified Stock Option Plan.
10.9          1992 Stock Appreciation Rights Plan.
10.10         1996 Stock Appreciation Rights Plan.
10.11         Employment Agreement dated August 1, 1995, as amended January 1,
              1997 between the Company and William Samuels.
10.12         Employment Agreement dated August 1, 1995, as amended January 1,
              1997 between the Company and David Reese.
10.13         Employment Agreement dated 15th day of December, 1995, as amended
              January 1, 1997 between the Company and Bruce Crowley.
10.14         Master Programming License Agreement dated December 2, 1996, by and between the Company and Liberty/Fox Sports, LLC.
10.15         Enhancement License Agreement dated December 4, 1996, by and between the Company and Prime Ticket Networks, L.P., d/b/a Fox
              Sports West.****
10.16         Enhancement License Agreement dated February 28, 1997, by and between the Company and ARC Holding, Ltd., d/b/a Fox Sports
              Southwest.****
10.17         Agreement dated march 30, 1995 between General Instrument
              Corporation and the Company.***
10.18         Technical Services Agreement dated May 1995 between the David
              Sarnoff Research Center, Inc. and the Company.***
10.19         Option Agreement dated December 4, 1995 between the David Sarnoff
              Research Center and the Company.
10.20         Form of Option Agreement entered into by William Samuels, David
              Reese, Bruce Crowley and Christopher Cline in connection with the
              Series B Common Stock of ACTV Entertainment, Inc., ACTV Net, Inc.,
              Los Angeles Individualized Regional Network, Inc. and Texas
              Individualized Regional Network, Inc.
10.21(a)      deleted
10.21(b)      deleted
10.21(c)      Option Agreement dated September 29, 1995 between the Company and
              Richard H. Bennett.***
10.21(d)      Assignment dated September 29, 1995 between the Company and
              Richard H. Bennett.***
10.21(e)      Stock Option Agreement, dated as of December 1, 1995, amended
              March 24, 1997 by and between the Registrant and William C.
              Samuels.
10.21(f)      Stock Option Agreement, dated March 24, 1997, by and between the
              Registrant and William C. Samuels.

10.21(g) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and David Reese.
10.21(h) Stock Option Agreement, dated as of December 1, 1995, amended March 24, 1997 by and between the Registrant and David Reese.
10.21(i) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and Bruce Crowley.
10.21(j) Stock Option Agreement, dated as of December 1, 1995, amended March 24, 1997 by and between the Registrant and Bruce Crowley.
10.21(k) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and Christopher Cline.
10.22 Option Agreement, dated March 11, 1997, by and between the Registrant and The Washington Post Company.


27            Financial Data Schedule


* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)

** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.

*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.

**** Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of ACTV, Inc.:

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


February 27, 1997
New York, New York

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


           ASSETS

                                                                  December 31,            December 31,
                                                                      1995                    1996
                                                               ----------------          ---------------
         Current Assets:
      Cash and cash equivalents.......................             $3,531,782                $6,520,756
      Accounts receivable-net.........................                349,291                   410,193
      Education equipment inventory...................                112,218                   337,504
      Other                                                            61,011                   316,962
                                                               ----------------          ---------------
           Total current assets.......................              4,054,302                 7,585,415
                                                               ----------------          ---------------
      Property and equipment-net......................                416,895                   724,089
                                                               ----------------          ---------------
           Other Assets:
      Video program inventory.........................                214,824                        --
      Patents and patents pending.....................                268,980                   253,779
      Goodwill                                                      3,493,932                 3,067,560
      Other                                                           102,195                    61,781
                                                               ----------------          ---------------
           Total other assets.........................              4,079,931                 3,383,120
                                                               ----------------          ---------------
                Total   ..............................             $8,551,128               $11,692,624
                                                               ================          ===============
`
           LIABILITIES AND
           SHAREHOLDERS' EQUITY

    Current Liabilities:
      Accounts payable and accrued expenses...........             $1,090,392                $1,594,655
      Deferred stock appreciation rights..............                566,883                   701,517
      Preferred dividends payable.....................                     --                   195,384
                                                               ----------------          ---------------
           Total current liabilities..................              1,657,275                 2,491,556
   Shareholders' equity:
      Preferred stock, $.10 par value, 1,000,000
           shares authorized, none issued.............                     --                        --
      Convertible preferred stock, no par value,
                 436,000 shares authorized: issued and
           outstanding none at December 31, 1995,
                 400,000 at December 31, 1996.........                     --                 9,115,664
         Common stock, $.10 par value, 35,000,000
           shares authorized: issued and outstand-
           ing 11,396,419 at December 31, 1995,
              11,787,106 at December 31, 1996.........              1,139,642                 1,178,711
      Additional paid-in capital......................             36,686,742                38,272,205
      Notes receivable from stock sales...............               (567,500)                 (200,000)
      Accumulated deficit.............................            (30,365,031)              (39,165,512)
                                                               ----------------          ---------------
           Total shareholders' equity.................              6,893,853                 9,201,068
                                                               ----------------          ---------------
                Total.................................             $8,551,128               $11,692,624
                                                               ================          ===============




                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




Year Ended December 31,                                                1994               1995                1996
                                                                    ---------          ----------          ----------

Revenues:

   Sales revenues....................................                $928,640          $1,311,130          $1,459,540
   License fees from related party...................                      --                 730              16,789
   Royalties from related party......................                   9,776                  --                  --
                                                               -----------------   -----------------   -----------------
       Total revenues................................                 938,416           1,311,860           1,476,329

   Cost of Sales.....................................                 296,839             334,136             647,488
                                                               -----------------   -----------------   -----------------
       Gross profit..................................                 641,577             977,724             828,841

Expenses:

   Operating expenses................................                 890,871           1,260,134           1,955,601
   Selling and administrative........................               4,193,931           4,998,020           6,332,759
   Depreciation and amortization.....................                 446,092             686,906             419,979
   Amortization of goodwill..........................                 343,467             426,372             426,372
   Loss on investment................................                      --                  --             274,325
   Stock appreciation rights.........................                (437,068)            567,316             183,634
                                                               -----------------   -----------------   -----------------
       Total expenses................................               5,437,293           7,938,748           9,592,670

Interest (income)....................................                 (43,877)           (138,510)           (158,732)
Interest expense-- related parties...................                 226,671              98,392                  --
                                                               -----------------   -----------------   -----------------
   Interest expense (income) - net...................                 182,794             (40,118)           (158,732)

Loss before minority interest in equity
   of investee and extraordinary gain................               4,978,510           6,920,906           8,605,097
Interest in ACTV Interactive.........................                (143,500)                 --                  --
                                                               -----------------   -----------------   -----------------

Net loss before extraordinary
gain.................................................               5,122,010           6,920,960            8,605,097
Gain on extinguishment of debt and equipment lease
obligations..........................................                 656,770              94,117                   --
                                                               -----------------   -----------------   -----------------
Net loss.............................................               4,465,240           6,826,789            8,605,097
Preferred stock dividend.............................                      --                  --              195,384
Loss applicable to common stock
shareholders.........................................              $4,465,240          $6,826,789           $8,800,481
                                                               =================   =================   =================
Loss per common share before
extraordinary gain...................................                    $.65                $.68                 $.75

Loss per common share after
extraordinary gain...................................                    $.57                $.67                 $.75

Weighted average number of common shares
outstanding. ........................................               7,897,278          10,162,128            11,739,768

                                       See Notes to Consolidated Financial Statements


ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock          Convertible Preferred Stock    Additional
                                   -------------------------   -------------------------       Paid-In
                                   Shares           Amount      Shares          Amount         Capital         Deficit
                                   ----------    -----------   ---------      ----------     -----------     ------------
Balances January 1, 1994            6,507,799       $650,780          --              --     $20,332,825     $(19,073,002)
Issuance of shares in connection
with financing                        757,100         75,710          --              --       2,892,628            --
Issuance of shares in connection
with exercise of stock options        818,317         81,832          --              --       1,564,326            --
Issuance of shares in connection
with conversion of convertible
note                                  871,334         87,133          --              --       1,508,051            --
Issuance of shares for services        65,000          6,500                                     311,000            --
Net loss                                   --             --          --              --           --           (4,465,240)
                                   ----------     ----------   ---------      ----------     -----------     -------------
Balances December 31, 1994          9,019,550       $901,955          --              --     $26,608,830     $ (23,538,242)
                                   ==========     ==========   =========      ==========     ===========     =============
Issuance of shares in connection
with financings                     1,990,293        199,029          --              --       8,730,627            --
Issuance of shares in connection
with exercise of stock options        308,247         30,825          --              --       1,129,924            --
Issuance of shares for services        78,329          7,833          --              --         217,361            --
Net loss                                   --             --          --              --           --           (6,826,789)
                                   ----------     ----------   ---------      ----------     -----------     -------------
Balances December 31, 1995         11,396,419     $1,139,642          --              --     $36,686,742     $ (30,365,031)
                                   ==========     ==========   =========      ==========     ===========     =============
Issuance of shares in connection
with financings                       450,000         45,000    400,000        9,115,664       1,832,985
Issuance of shares for services        45,687          4,569                                     109,478
Reversal of option exercise          (105,000)       (10,500)                                   (357,000)
Net loss                                --                --          --              --              --        (8,800,481)
                                   ----------     ----------   ---------      ----------     -----------     -------------
Balances December 31, 1996         11,787,106     $1,178,711     400,000      $9,115,664     $38,272,205     $ (39,165,512)
                                   ==========     ==========   =========      ==========     ===========     =============


                 See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                           1994                 1995                 1996
                                                               ----------           ----------           ----------
Cash flows from operating activities:
      Net loss applicable to common
      shareholders...................................          $4,465,240           $6,826,789           $8,605,097
                                                               ----------           ----------           ----------
Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization...................            789,558            1,220,873              846,354
      Stock appreciation rights.......................           (549,068)            (183,309)             134,634
      Gain on extinguishment of debt and equipment
      lease obligations...............................           (656,770)             (94,717)                  --
      Stock issued in lieu of cash
           compensation...............................            250,000              563,430              114,047
      Other                                                         1,151                   --                   --
      Loss on investment..............................                 --                   --              274,325
      Bad debt reserve................................                 --                   --               82,746
Changes in assets and liabilities:
      Accounts receivable.............................            (48,917)            (150,938)            (143,648)
      Education equipment inventory...................            (13,183)              34,065             (225,286)
      Other assets....................................             31,765               80,552             (542,824)
      Accounts payable and accrued expenses...........            404,733              165,023              504,263
      Interest payable................................            226,619               93,333                   --
      Loss from interest in ACTV Interactive..........            143,500                   --                   --
                                                               ----------           ----------           ----------

           Net cash used in operating
           activities.................................         (3,885,852)          (5,098,477)          (7,560,486)
                                                               ----------           ----------           ----------
Cash flows from financing activities:
      Proceeds from exercise of warrants
      and options.....................................          1,646,159              122,810                   --
      Proceeds from convertible preferred
      stock issuance..................................                 --                   --             9,115,664
      Proceeds from equity financing..................          2,968,338            8,951,859             1,877,985
      Equipment lease repayment.......................            (65,000)                  --                   --
      Discounted note prepayment......................                 --             (101,458)                  --
      Note repayment..................................                 --           (2,247,469)                  --
      Repayment pool principal repayment..............            (71,020)                   --                  --
                                                               ----------           -----------          ----------
Net cash provided by financing activities.............          4,478,477            6,725,742           10,993,649
Cash flows from investing activities:
      Cash acquired in acquisition of remaining
           interest in affiliate......................            672,160                   --                   --
      Cash paid for interest in affiliate.............         (2,500,000)                  --                   --
      Investment in patents pending...................           (142,122)                  --                   --
      Investment in property and equipment............             (1,686)            (575,323)            (444,189)
                                                               -----------          ----------           ----------
Net cash used in investing activities.................          (1,971,648)           (575,323)            (444,189)
                                                               -----------          ----------           ----------
Net (decrease) increase in cash and cash
equivalents     ......................................          (1,379,023)         (1,051,942)           2,988,974
      Cash and cash equivalents,
      beginning of period.............................           3,858,863           2,479,840            3,531,782
                                                               -----------          ----------           ----------
      Cash and cash equivalents,
      end of period...................................           2,479,840           3,531,782            6,520,756
                                                               ===========          ==========           ==========


                 See Notes to Consolidated Financial Statements.
          Supplemental disclosure of cash flow information: See Note 15

ACTV, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization ACTV, Inc., incorporated July 8, 1983, and its subsidiaries (the "Company" or "ACTV"), were organized to develop and market a proprietary individualized television programming technology (the "Individualized Programming"), which permits a viewer to experience instantly responsive television. Since its inception, the Company has been engaged in the development of Individualized Programming, the production of programs that use its Individualized Programming ("ACTV Programming") and the marketing and sales of the various products and services incorporating the Company's Individualized Programming.

On July 14, 1992, the Company entered into an agreement with a subsidiary of The Washington Post Company (the "Post Company") to form ACTV Interactive, a partnership organized to sell products and services using the Company's Individualized Programming to the education marketplace. The Company contributed its applicable Individualized Programming and the subsidiary of the Post Company contributed $2,500,000 in cash. As a result thereof, the Company recognized an increase of $1,225,000 in its additional paid-in capital representing its pro rata share in the equity of the joint venture. The Company owned, during 1993, through its wholly owned subsidiary ACTV Net, Inc. ("ACTV Net"), formerly ACTV Interactive, Inc., a 49% interest in ACTV Interactive, and accounted for its investment under the equity method of accounting. Furthermore, under the terms of a worldwide license, the Company received a 5% royalty on sales made by ACTV Interactive.

On March 11, 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive for $2.5 million in cash and a $2 million 8% note due December 31, 1996 (See Note 13). During 1995, in a series of payments, the Company repaid in full this note and all accrued interest thereon. ACTV Net is currently dependent on advances and/or loans from the Company.

Principles of Consolidation - The Company's consolidated financial statements include the balances of its wholly-owned operating subsidiaries, ACTV Entertainment, ACTV Net, The Los Angeles Individualized Television Network, Inc. and 3D Virtual, Inc. In consolidation, all intercompany account balances are eliminated.

Property and Equipment - Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives (generally five years). Depreciation expense for the years ended December 31, 1994, 1995 and 1996 aggregated $6,207, $70,790 and 189,957, respectively.

Education Equipment - Education equipment consists of distance learning and classroom terminals, videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of cost or market.

Patents and Patents Pending - The cost of patents, which for patents issued represents the consideration paid for the assignment of patent rights to the Company by an employee and for patents pending represents legal costs related directly to such patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 1995, and 1996, are net of accumulated amortization of $101,170 and $116,371, respectively.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Sales are primarily recorded as products are shipped and services are rendered, using the completed contract method of accounting.

Research and Development - Research and development costs, which represent primarily refinements to the Programming Technology, were $465,740 for the year ended December 31, 1994, $616,455 for the year ended December 31, 1995, and $1,221,362 for the year ended December 31, 1996.

Loss per Common Share - Loss per common share equals net loss divided by the weighted average number of shares of Common Stock outstanding during the period. The Company did not consider the effect of stock options and the Convertible Preferred Stock upon the calculation of the loss per common share as it would be anti-dilutive.

Reclassifications - Certain reclassifications have been made in the December 31, 1994, and 1995, financial statements to conform to the December 31, 1996, presentation.

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

Long-Lived Assets- In 1996, the Company adopted Statement of Financial Standard No. 121, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of this statement did not have a material impact on the Company.

2.      NATURE OF OPERATIONS

ACTV generates revenues from the sale of individualized ACTV Programming that it either owns, has licensed or that has been created by a third party under a license from ACTV. Currently, the principal markets for the Company's products are in-home entertainment and education (with an emphasis on distance learning and Internet applications) within the United States and Canada. Education programming and related equipment is sold to schools, colleges, and private education networks. In-home entertainment programming will be sold to the end user through cable television systems on a subscription basis, or through other providers of television programming to home viewers, e.g., satellite, telephone company fiber networks, etc. No single client accounted for more than 10% of the Company's revenues during the year ended December 31, 1996, except for Georgia Public Television, which accounted for approximately 11% and 17% of total revenues in 1995 and 1996, respectively.

3.      ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and the reported amounts of revenues and expenses during the year ended December 31, 1996. Actual results could differ from these estimates.

4.      PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1995, and 1996, consisted of the following (at cost):

                                        1995       1996
                                        ----       ----

Machinery and equipment             $477,213    $636,845
Office furniture and fixtures         10,472     357,373
                                      ------     -------

Total                                487,685     994,218

Less accumulated depreciation         70,790     270,129
                                      ------     -------
Total                               $416,895    $724,089
                                    ========    ========

5.      EXTRAORDINARY ITEM

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

In addition, for the year ended December 31, 1994, the Company recognized an extraordinary gain of $35,872 pursuant to an unrelated transaction.

6.      FINANCING ACTIVITIES

During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% convertible preferred stock (the "Convertible Preferred Stock") issued by its wholly-owned subsidiary ($9.1 million in net proceeds). The Convertible Preferred Stock is convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at discounts to the market price of the Common Stock that increase from 14% in January 1997 to a maximum of 30.375% in September 1997. After September 1, 1997, holders of the Convertible Preferred Stock will be able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the 30.375% discount is applied for conversions. In addition, beginning in October 1997, the Company will have the right to redeem the Convertible Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. Notwithstanding the foregoing, any or all of the Convertible Preferred Stock may be purchased by the Company from the holders at a price equal to the Redemption Price times 1.43627 at any time prior to October 1997. The Company believes that it is highly likely that the holders of the Convertible Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Convertible Preferred Stock in its consolidated statement of shareholders' equity.

In March 1992, the Company issued to the Post Company $1,500,000 aggregate principal amount of units represented by an 8% convertible note (the "Convertible Note") and 720,000 shares of the Company's common stock (the "Common Stock"). Also in March 1992, the Post Company acquired pursuant to an option agreement (the "Option Agreement") an option to purchase up to 750,000 shares of Common Stock at either $2.00 or $2.50 per share, depending on the date of exercise. Both the conversion of the Convertible Note and the exercise of the option were dependent upon the occurrence of certain events. The Convertible Note required that 25% of the outstanding balance be retired by March 17, 1994, and the remaining outstanding balance be retired in three semi-annual installments. The Company recorded the fair market value of the common shares issued ($720,000) as original issue discount, and had been amortizing this amount over the life of the Notes. The Convertible Note was secured by a security interest as described in Note 13.

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

During 1995, the Company repaid in full principal and interest relating to a $2 million note issued in March 1994 pursuant to the Company's purchase of the Post Company's 51% interest in ACTV Interactive. Upon repayment of this obligation, the security interest described in Note 13 was canceled.

Management of the Company believes that its current funds will enable the Company to finance its operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period. Moreover, the Company believes that it will require additional funds of $25 - $35 million to launch and operate the two Regional Networks planned for the next twelve-month period. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect such launches.

7.      SHAREHOLDERS' EQUITY

At December 31, 1996, the Company had reserved shares of Common Stock for issuance as follows:


1989 Qualified Stock Option Plan               59,000
1989 Non-Qualified Stock Option Plan           46,500
1996 Qualified Stock Option Plan              212,500
Options granted outside of formal plans     3,010,718
                                            ---------

  Total                                     3,328,718

Preferred Stock At December 31, 1996, the Company was authorized to issue 1,000,000 shares of Preferred Stock, par value $0.10 per share, designated as Series A Convertible Preferred Stock (666,667 shares) and Series B Convertible Preferred Stock (333,333 shares). No shares of Preferred Stock are issued and outstanding.

Convertible Preferred Stock At December 31, 1996, the Company's wholly-owned subsidiary, ACTV Holdings, Inc. was authorized to issue 436,000 shares of Convertible Preferred Stock, no par value, of which 400,000 shares were issued and outstanding.

8.      STOCK OPTIONS

During 1989, the Board of Directors approved an Employee Incentive Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of up to 100,000 options to purchase Common Stock to key employees. The Employee Plan stipulates that the option price be not less than fair market value on the date of grant. Options granted will have an expiration date not to exceed ten years from the date of grant. At December 31, 1996, 100,000 options had been granted under this plan, of which 19,000 had been exercised and 22,000 had expired or been canceled.

In addition, in August 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), to be administered by the Board or a committee appointed by the Board. The Non-Qualified Plan provides for the granting of up to 100,000 options to purchase shares of Common Stock to employees, officers, directors, consultants and independent contractors. The Non-Qualified Plan stipulates that the option price be not less than fair market value at the date of grant, or such other price as the Board may determine. Options granted under this Plan shall expire on a date determined by the committee but in no event later than three months after the termination of employment or retainer. At December 31, 1996, 100,000 options had been granted under this plan, of which 31,500 had been exercised and 22,000 had expired or been canceled.

During 1996, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan provides for option grants to employees and others who provide significant services to the Company. Under the 1996 Option Plan, the Company is authorized to issue options for a total of 500,000 shares of Common Stock. As of December 31, 1996, the Company had issued 224,500 options under the plan.

At December 31, 1995, the Company also had outstanding options that were issued to Directors, certain employees and consultants for the purchase of 2,526,582 shares of Common Stock that were not issued pursuant to a formal plan. The prices of these options range from $1.03 to $5.50 per share; they have expiration dates in the years 1996 through 2002.

The options granted are not part of the Employee Incentive Stock Option Plan or the Non-Qualified Stock Option Plan discussed above.

A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 is as follows:

                                         1996               1995              1994
                                         Wgtd.              Wgtd.             Wgtd.
                                          Avg.               Avg.              Avg.
                                1996     Exer      1995    Exer     1994      Exer
                               Shares    Price    Shares   Price   Shares     Price
                             ----------  -----  ---------  -----  ---------   -----
Outstanding at beginning
of period                    2,747,082          1,605,104         2,196,531
Options granted                887,500   $3.73  1,706,087  $3.41    327,500   $5.21
Options exercised                    0      --    141,833  $2.33    818,316   $2.01
Options terminated             305,864   $3.76    422,276  $5.27    100,611   $5.57
Outstanding at end
of period                    3,328,718   $2.99  2,747,082  $3.27  1,605,104   $4.00
Options exercisable at end
of period                    1,719,134   $3.19  1,091,083  $3.04  1,338,437   $3.75


The following table summarizes information about stock options outstanding at December 31, 1996

                                Weighted Aver-
                                 age Remaining       Weighted                      Weighted
                        Number     Contractual          Aver-                         Aver-
                   Outstanding            Life   age Exercise          Number           age
       Range of             at                          Price  Exercisable at      Exercise
Exercise Prices       12/31/96                                       12/31/96         Price
---------------   ------------  --------------   ------------  --------------  ------------
      0 to 1.50         22,000       1.8 Years          $0.56          17,000         $0.73
   1.51 to 3.75      2,839,218       4.9 Years          $2.76       1,269,052         $2.77
  3.76 to 5.625        467,500        1.0 Year          $4.48         420,000         $4.52

The weighted average fair value of options granted during 1995 and 1996 was $1.69 and $1.21 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's Common Stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for option issuances. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 1995 and 1996 would have been increased to the pro forma amounts indicated below:


Net loss to common shareholders              1995              1996
                                             ----              ----
           As reported                   $6,826,789      $8,800,481
           Pro forma                     $9,506,556      $9,685,735

Net loss per common share                      1995            1996
                                               ----            ----
           As reported                        $0.67           $0.75
           Pro forma                          $0.94           $0.83

The Company estimated the fair value of options issued during 1995 and 1996 on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 61.5% and a risk free interest rate of 6%.


9.      STOCK APPRECIATION RIGHTS PLANS

The Company's 1992 Stock Appreciation Rights Plan (the "1992 SAR Plan") was approved by the Company's stockholders in December 1992. Subject to adjustment as set forth in the 1992 SAR Plan, the aggregate number of Stock Appreciation Rights ("SARs") that may be granted shall not exceed 900,000.

The Company's 1996 Stock Appreciation Rights Plan (the "1996 SAR Plan") was adopted by the Board of Directors in April 1996 and approved by the shareholders in July 1996. Subject to adjustment as set forth in the 1996 SAR Plan, the aggregate number of SARs that may be granted pursuant to the 1996 SAR Plan shall not exceed 500,000; provided, however, that at no time shall there be more than an aggregate of 900,000 outstanding, unexercised SARs granted pursuant to both the 1996 SAR Plan and the 1992 SAR Plan. The 1996 SAR Plan imposes no limit on the number of recipients to whom awards may be made.

Both the 1992 and 1996 SAR Plans are administered by the Stock Appreciation Rights Committee (the "SAR Committee").

SARs may not be exercised until the six months from the date of grant. SARs issued pursuant to the 1992 SAR Plan vest in five equal annual installments beginning twelve months from the date of grant. SARs issued pursuant to the 1996 SAR Plan vest either in a lump sum or in such installments, which need not be equal, as the Committee shall determine. If a holder of a SAR ceases to be an employee, director or consultant of the Company or one of its subsidiaries or an affiliate, other than by reason of the holder's death or disability, any SARs that have not vested shall become void. Exercise of SARs also will be subject to such further restrictions (including limits on the time of exercise) as may be required to satisfy the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission and any other applicable law or regulation (including, without limitation, federal and state securities laws and regulations). SARs are not transferable except by will or under the laws of descent and distribution or pursuant to a domestic relations order as defined in the Internal Revenue Code of 1986, as amended..

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

Under the Company's 1992 SAR Plan, as of December 31, 1996, the Company has granted 683,000 outstanding SARs (with exercise prices of $1.50 or $2.69 per share) to eleven employees. The SARs expire between 1998 and 2006. During 1996, a total of 16,000 SARs were exercised. Under the Company's 1996 SAR Plan, as of December 31, 1996, the Company has granted 214,000 outstanding SARs (with an exercise price $2.69 per share) to eight employees.

10.     INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects at an effective tax rate of 35.33% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995, and December 31, 1996, are as follows:

                                                                     1995                1996
                                                                     ----                ----
   Deferred tax assets:
          Operating loss carryforwards                           $10,192,638        $13,365,772
          Differences between book and tax basis of property          86,029             34,019
                                                                 -----------        -----------
                                                                  10,278,667         13,399,791
   Deferred tax liabilities:
          Differences between book and tax basis of property        (261,193)          (106,819)
                                                                 -----------        -----------
                                                                  10,017,474         13,292,972

   Valuation Allowance                                           (10,017,474)       (13,292,972)
                                                                 -----------        -----------
   Net deferred tax asset                                        $         0        $         0
                                                                 ===========        ===========

The increase in the valuation allowance for the year ended December 31, 1996, was approximately $3.3 million. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 1996, the Company has Federal net operating loss carryovers of approximately $37.8 million. These carryovers may be subject to certain limitations and will expire between the years 1998 and 2010.

11.     COMMITMENTS

At December 31, 1995, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 1999 and 2001, were approximately $1,097,660. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1994, 1995 and 1996 aggregated $169,457, $176,264, and $129,600 respectively. The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions which extend two years after termination of employment with the Company. At December 31, 1996, the Company is committed to expend a total of approximately $2.4 million under these agreements.

12.     CONCENTRATION OF CREDIT RISK

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

13.     PURCHASE OF REMAINING INTEREST IN SUBSIDIARY

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

14.    INVESTMENT AND ADJUSTMENTS

In January 1995, the Company granted an exclusive license to Greenwich Entertainment Group ("The Greenwich Group") for the use of its Individualized Programming in the theater environment, specifically in shopping malls, museums and entertainment centers. During 1996, ACTV invested $274,325 in The Greenwich Group's common stock (approximately 15% of ownership interest).

The agreement with The Greenwich Group provides for the Company to receive an 8% to 10% royalty of annual ticket sales per theater, dependent upon each theater's volume. The Greenwich Group has one theater operating, and, at present, is not constructing sufficient theaters to meet the minimum royalty required by the ACTV license agreement. If the minimum royalty is not paid, the Company has the right to cancel its license as to future theaters or to require the Greenwich Group to issue to ACTV such number of The Greenwich Group shares of common stock of equivalent value.

The Company has also performed executive production services for The Greenwich Group on a fee basis. During 1996, the Company recorded license fee and production service revenue from The Greenwich Group of $16,789 and $199,666, respectively. At December 31, 1996, the Company had unpaid receivables pursuant to such revenues of $82,746.

The Greenwich Group has experienced difficulty in raising sufficient capital to fund its operations and growth and has been unable to pay the Company for its services and license. Therefore, at December 31, 1996 the Company provided a reserve for the full amount of the receivables outstanding of $82,746 and a valuation allowance for its full investment in The Greenwich Group of $274,325.

15.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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

The consolidated balance sheet at December 31, 1996, reflects non-cash activity during the year ended December 31, 1996, that relates to a reversal of certain of the option exercises and resulting non-recourse loan transactions described above: a credit to shareholders' equity of $367,500.

The Company made no cash payments of interest or income taxes during the years ended December 31, 1995 and 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 27th day of March 1997.

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


Signature                         Title                                                Date
---------                         -----                                                ----
/s/ William C. Samuels                                                                 March 27, 1997
----------------------
William C. Samuels                Chairman of the Board, Chief Executive
                                  Officer, President and Director

/s/ David Reese                                                                        March 27, 1997
---------------
David Reese                       Executive Vice President, President - ACTV
                                  Entertainment, Inc., and Director


/s/ Bruce Crowley                                                                      March 27, 1997
-----------------
Bruce Crowley                     Executive Vice President, President - ACTV
                                  Net, Inc., and Director

/s/ Christopher C. Cline                                                               March 27, 1997
------------------------
Christopher C. Cline              Vice President, Chief Financial Officer and
                                  Secretary

/s/ William Frank                                                                      March 27, 1997
William A. Frank                  Director

/s/ Richard Hyman                                                                      March 27, 1997
Richard Hyman                     Director

/s/ Jess Ravich                                                                        March 27, 1997
Jess Ravich                       Director

/s/ Steven W. Schuster                                                                 March 27, 1997
Steven W. Schuster                Director

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                   ACTV, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)







                                    EXHIBITS

                                  EXHIBIT INDEX


3.1.a         Restated Certificate of Incorporation of the Company.*
3.1.b         Amendment to Certificate of Incorporation of the Company.**
3.2           By-Laws of the Company.*
9.1           Voting Agreement dated November 11, 1994, by and between William
              C. Samuels and Michael J. Freeman.***
9.2           Voting Trust Agreement dated March 10, 1994 by and among William
              C. Samuels, The Washington Post Company and ACTV, Inc.**
10.1          First Amendment to Lease, dated December January 13, 1997 by and between the Registrant, as the Tenant, and Rockefeller Center
              Properties, as the Landlord.
10.2          Form of 1989 Employee Incentive Stock Option Plan.*
10.3          Form of Amendment No. 1 to 1989 Employee Incentive Stock Option
              Plan.*
10.4          Form of 1989 Employee Non-qualified Stock Option Plan.*
10.5          Form of Amendment No. 1 to 1989 Employee Non-qualified Stock
              Option Plan.*
10.6          1986 Non-qualified Stock Option Plan.*
10.7          Form of 1986 Non-qualified Stock Option Agreement.*
10.8          1996 Non-qualified Stock Option Plan.
10.9          1992 Stock Appreciation Rights Plan.
10.10         1996 Stock Appreciation Rights Plan.
10.11         Employment Agreement dated August 1, 1995, as amended January 1,
              1997 between the Company and William Samuels.
10.12         Employment Agreement dated August 1, 1995, as amended January 1,
              1997 between the Company and David Reese.
10.13         Employment Agreement dated 15th day of December, 1995, as amended
              January 1, 1997 between the Company and Bruce Crowley.
10.14         Master Programming License Agreement dated December 2, 1996, by and between the Company and Liberty/Fox Sports, LLC.
10.15         Enhancement License Agreement dated December 4, 1996, by and between the Company and Prime Ticket Networks, L.P., d/b/a Fox
              Sports West.****
10.16         Enhancement License Agreement dated February 28, 1997, by and between the Company and ARC Holding, Ltd., d/b/a Fox Sports
              Southwest.****
10.17         Agreement dated march 30, 1995 between General Instrument
              Corporation and the Company.***
10.18         Technical Services Agreement dated May 1995 between the David
              Sarnoff Research Center, Inc. and the Company.***
10.19         Option Agreement dated December 4, 1995 between the David Sarnoff
              Research Center and the Company.
10.20         Form of Option Agreement entered into by William Samuels, David
              Reese, Bruce Crowley and Christopher Cline in connection with the
              Series B Common Stock of ACTV Entertainment, Inc., ACTV Net, Inc.,
              Los Angeles Individualized Regional Network, Inc. and Texas
              Individualized Regional Network, Inc.
10.21(a)      deleted
10.21(b)      deleted
10.21(c)      Option Agreement dated September 29, 1995 between the Company and
              Richard H. Bennett.***
10.21(d)      Assignment dated September 29, 1995 between the Company and
              Richard H. Bennett.***
10.21(e)      Stock Option Agreement, dated as of December 1, 1995, amended
              March 24, 1997 by and between the Registrant and William C.
              Samuels.
10.21(f)      Stock Option Agreement, dated March 24, 1997, by and between the
              Registrant and William C. Samuels.

10.21(g) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and David Reese.

10.21(h) Stock Option Agreement, dated as of December 1, 1995, amended March 24, 1997 by and between the Registrant and David Reese.

10.21(i) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and Bruce Crowley.

10.21(j) Stock Option Agreement, dated as of December 1, 1995, amended March 24, 1997 by and between the Registrant and Bruce Crowley.

10.21(k) Stock Option Agreement, dated as of March 24, 1997, by and between the Registrant and Christopher Cline.

10.22 Option Agreement, dated March 11, 1997, by and between the Registrant and The Washington Post Company.


27            Financial Data Schedule


* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)

** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.

*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.

**** Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.