Form 10-Q
period 1997-03-31
ACTV INC /DE/
filed 1997-05-15
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

-------------------------------------------------------------------------------

                                    ACTV, Inc
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
--------------

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                                  Name of exchange on which
-------------------                                  -------------------------
registered
----------

Common Stock, Par Value $0.10                        Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes v    No__________



As of May 13, 1997, there were 11,838,734 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                        (Audited)     (Unaudited)
                                                     December 31,       March 31,
                                                             1996            1997
                                                 ----------------    ------------
Current Assets:
    Cash and cash equivalents ....................   $  6,520,756    $  4,134,200
    Accounts receivable-net ......................        410,193         933,344
    Education equipment inventory ................        337,504         328,411
    Other ........................................        316,962         236,445
                                                     ------------    ------------
         Total current assets ....................      7,585,415       5,632,400
                                                     ------------    ------------
Property and equipment-net .......................        724,089         772,811
                                                     ------------    ------------
Other Assets:
     Patents and patents pending .................        253,779         247,864
     Goodwill ....................................      3,067,560       2,960,967
     Other .......................................         61,781         129,781
                                                     ------------    ------------
         Total other assets ......................      3,383,120       3,338,612
                                                     ============    ============
              Total ..............................   $ 11,692,624    $  9,743,823
                                                     ============    ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses .......   $  1,594,655    $  1,809,162
     Deferred stock appreciation rights ..........        701,517          69,855
     Preferred dividends payable .................        195,384         316,926
                                                     ------------    ------------
         Total current liabilities ...............      2,491,556       2,195,943
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000
         shares authorized, none issued ..........             --              --
     Convertible preferred stock, no par value,
         436,000 shares authorized: issued and
         outstanding 400,000 at December 31, 1996,
         394,825 at March 31, 1997 ...............      9,115,664       8,976,716
     Common stock, $.10 par value, 35,000,000
         shares authorized: issued and outstand-
         ing 11,787,106 at December 31, 1996,
         11,838,734 at March 31, 1997 ............      1,178,711       1,183,874
     Additional paid-in capital ..................     38,272,205      38,399,104
     Notes receivable from stock sales ...........       (200,000)       (200,000)
     Accumulated deficit .........................    (39,165,512)    (40,811,814)
                                                     ------------    ------------
         Total shareholders' equity ..............      9,201,068       7,547,880
                                                     ------------    ------------
              Total ..............................   $ 11,692,624    $  9,743,823
                                                     ============    ============



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,                            1996             1997
                                                  ----------      -----------
Revenues:

   Sales revenues ............................    $  343,522      $   907,944
   License fees from related party ...........         7,152               --
                                                  ----------      -----------
      Total revenues .........................       350,674          907,944

   Cost of Sales .............................       208,010          279,491
                                                  ----------      -----------
       Gross profit ..........................       142,664          628,453

Expenses:

   Operating expenses ........................       518,102          346,290
   Selling and administrative ................     1,530,619        1,984,845
   Depreciation and amortization .............       187,879           47,980
   Amortization of goodwill ..................       106,593          106,593
   Stock appreciation rights .................       393,591         (277,037)
                                                  ----------      -----------
      Total expenses .........................     2,736,784        2,208,671

Interest (income) ............................       (33,237)         (58,137)
                                                  ----------      -----------

Net loss .....................................     2,560,883        1,522,081
Preferred stock dividend .....................            --          124,221
                                                  -----------     -----------
Loss applicable to common stock
shareholders .................................    $ 2,560,883     $ 1,646,302
                                                  ===========     ===========

Loss per common share ........................           $.22            $.14

Weighted average number of common shares
outstanding ..................................     11,478,815      11,829,110





                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


         Three Months Ended March 31,                       1996           1997
                                                     -----------    -----------

Cash flows from operating activities:
     Net loss applicable to common stock
         holders ..................................  $ 2,560,883    $ 1,646,302
                                                     -----------    -----------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization ................      294,472        207,535
     Stock appreciation rights ....................      393,591       (631,662)
     Common stock issued for preferred
         dividends ................................           --          2,679
     Common stock issued for services .............       99,766             --
Changes in operating assets and liabilities:
     Loss from interest in ACTV Interactive .......           --             --
     Accounts receivable ..........................       44,883       (523,151)
     Other assets .................................      (78,875)       (40,445)
     Accounts payable and accrued expenses ........      227,308        214,507
     Education equipment inventory ................      (30,517)         9,093
     Convertible preferred stock dividends
         payable ..................................           --        121,542
                                                     -----------    -----------
              Net cash used in operating
              activities ..........................   (1,610,255)    (2,286,204)
                                                     -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock ...........    1,903,485             --
     Expense related to convertible preferred
         stock issuance ...........................           --         (9,565)
                                                     -----------    -----------
Net cash provided by (used in) financing activities    1,903,485         (9,565)

Cash flows from investing activities:
     Investment in property and equipment .........     (169,033)       (90,787)
                                                     -----------    -----------
              Net cash used in investing
              activities ..........................     (169,033)       (90,787)
                                                     -----------    -----------
Net increase (decrease) in cash and cash
equivalents .......................................      124,197     (2,386,556)
     Cash and cash equivalents,
     beginning of period ..........................    3,531,782      6,520,756
                                                     -----------    -----------
Cash and cash equivalents,
end of period .....................................    3,655,979      4,134,200
                                                     ===========    ===========



                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997

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

1(b) During 1996, the Company raised approximately $9.1 million in net proceeds from a private placement of 5% convertible preferred stock (the "Convertible Preferred Stock") issued by a wholly-owned subsidiary. The Convertible Preferred Stock is convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at discounts to the market price of the Common Stock that increase from 14% in January 1997 to a maximum of 30.375% in September 1997. After September 1, 1997, holders of the Convertible Preferred Stock will be able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the 30.375% discount is applied for conversions. In addition, beginning in October 1997, the Company will have the right to redeem the Convertible Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. Notwithstanding the foregoing, any or all of the Convertible Preferred Stock may be purchased by the Company from the holders at a price equal to the Redemption Price times 1.43627 at any time prior to October 1997. The Company believes that it is highly likely that the holders of the Convertible Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Convertible Preferred Stock in its consolidated statement of shareholders' equity.

Management of the Company believes that its current funds will enable the Company to finance its operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period. Moreover, the Company believes that it will require additional funds of $25 million for the two InSports Regional Networks, whose launch and operation are planned during the next nine to twelve-month period. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect such launches.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. The Company's balance sheets at March 31, 1997 and December 31, 1996 reflect credits to shareholders' equity of $55,000 and $27,500, respectively, related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheets at March 31, 1997 and December 31, 1996 also reflect a debit to shareholders' equity of $200,000 related to a non-recourse loan made by the Company to an employee in August 1995 to purchase the Company's common stock by exercising options. The due date of the non-recourse loan corresponds with the respective expiration date of the option exercised.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE COMPANY

To the extent that the information presented in this Form 10-Q discusses financial projections, information or expectations about the Company's products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, the successful and timely development and acceptance of new products and markets and the availability of sufficient funding to effect such product and/or market development.

         ACTV, Inc. (the "Company") was organized to develop and market ACTV's Individualized Programming, which permits each television viewer to control what he or she is watching by making seamless changes within the live or pre-recorded programming. Individualized Programming appears to be a standard TV program, but in fact is a multi-path telecast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or alternative story lines. Since its inception, the Company has incurred operating losses approximating $41 million related directly to the development and marketing of the ACTV's Individualized Programming.

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

         The chief markets presently targeted by the Company for ACTV's Individualized Programming are in-home entertainment and education (with an emphasis on distance learning and Internet applications). The Company seeks to exploit these markets, principally in the U.S., through licensing its Individualized Programming, by creating joint venture relationships, and by direct sales.

         In December 1996 the Company and FOX Sports Net entered into a master programming agreement that extends through June 30, 2003 and covers all FOX Sports Net programming. Under terms of the agreement, the Company has the right to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The Company intends to enhance FOX Sports Net's professional and college sports programs as the basis for new individualized regional programming networks. FOX Sports Net will receive a share of subscriber fee and advertising revenue generated by future ACTV television networks located within FOX Sports Net regions.

         FOX Sports Net is the domestic telecasting arm of the worldwide sports alliance recently formed between News Corporation, Liberty Media and TeleCommunications Inc. FOX Sports Net consists of eight owned and operated regional sports networks and six affiliated networks serving 40 million subscribers nationwide.

         The FOX Sports Net national agreement followed the completion of the Company's eighteen-month Individualized Programming trial within the TCI of Ventura County cable system in greater Los Angeles. Sports programming for the trial was supplied to ACTV by FOX Sports West. Viewers participating in the trial received individualized FOX Sports-West telecasts of Lakers and Clippers basketball, Kings and Ducks hockey, and California Angels baseball, among other offerings.

         Based on the success of the Los Angeles trial, the Company plans a commercial launch of two individualized networks over the next nine to twelve months within FOX Sports regions in Texas and Southern California. FOX Sports Southwest has 5.1 million homes in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties, while FOX Sports West reaches 4.4 million subscribers in the region from Los Angeles to San Diego and Phoenix. The planned regional networks, like the recently completed trial, will feature individualized FOX Sports regional programming. The Company will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the production and distribution of the individualized programming to be presented through its regional networks.

         The Company has formed a wholly-owned holding company, Individualized Regional Sports Network, Inc. (InSports), and two operating subsidiaries of the holding company, Texas Individualized Television Network, Inc. and Los Angeles Individualized Television Network, Inc., to launch and operate the regional networks in the FOX Sports Southwest and West regions, respectively.

         The Company anticipates that its InSports regional networks will offer premium cable programming services that are advertiser-supported, with monthly subscription prices comparable to other U.S. premium channels. Although the Company's intention is to launch the InSports regional networks over the next nine to twelve month period, there is no assurance that it will secure the funding necessary to effect such launches, or that other factors might not delay or prohibit the successful implementation of the plan.

         The Company will direct initial marketing of the InSports regional networks toward the cable operators in each respective FOX Sports Net regional market who are buying digital set-top boxes. Expansion could follow in either additional FOX Sports Net regions or in other regional sports markets. The recently completed trial and the projected regional network expansion are part of the Company's plan to develop the entertainment division of its business, which to date does not generate any revenue for the Company. There can be no assurance that the regional networks, even if launched, will generate significant revenues for the Company.

         The Company's objective in education is to create and deliver individualized instruction to the classroom through distance learning networks. ACTV's Individualized Programming enables students in remote classrooms to respond to questions during a televised lesson from the program's instructor. After choosing a response, each student receives individualized audio feedback based on his or her input.

         The instructor is able to create and include individualized segments in a TV lesson by means of the Company's easy-to-use digital television authoring software. This Windows-based application permits the instructor to enter questions into a computer and then record, in his or her own voice, individualized audio responses. The responses tell students more than whether they are right or wrong -- they provide explanations and reinforcement.

         During a live lesson telecast, the instructor receives an instantaneous graphical summary of the student responses on a monitor in the studio. This two-way communication enables each student to receive the benefit of individual attention, while the teacher gets real-time, empirical data on the effectiveness of the televised lesson.

         In March 1997, the Company released a new education service for the Internet, eSchool Online. eSchool Online's software enables instructors to stream web content to their students' desktop computers in sync with distance learning video content that is presented simultaneously. eSchool Online's user software provides each student with a PC interface that displays three separate instructional elements together on-screen: a television lesson received directly by the PC (or played on a TV adjacent to the computer; Internet web sites, delivered to each student's computer at pre-determined times during the lesson to support the televised content; and an interactive eSchool "chat" application, which promotes student collaboration and student/teacher dialogue.

         The Company's entertainment business is conducted through its wholly-owned subsidiary, ACTV Entertainment, Inc. ("ACTV Entertainment"). ACTV Entertainment, Inc. was formed in 1988 with ACTV, Inc. and Le Groupe Videotron ("LGV") of Canada as equal shareholders. In June 1993 the Company became the sole shareholder of ACTV Entertainment through an agreement that eliminated the royalty fees that LGV had been paying to the Company. Simultaneously with the change in ownership of ACTV Entertainment, LGV received a non-exclusive, royalty-free license to manufacture an analog set-top terminal with compatible ACTV Programming functionality and to produce ACTV Programming for its Videoway service. No ACTV Programming is currently in production under this license, except in the London, England cable systems that LGV has recently sold.

         The Company's education business, which accounts for all its current revenues, is conducted through its wholly-owned subsidiary, ACTV, Net, Inc. (formerly ACTV Interactive, Inc.). ACTV Net, Inc. was formed in 1992, first as a partnership between the Company and a subsidiary of the Washington Post Company (the "Post Company"), with the subsidiary of the Post Company owning a 51% share. In 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive.

         For purposes of discussing the combined statements of the Company and its subsidiaries, all intercompany items have been eliminated.


RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended March 31, 1997 and March 31, 1996

During the three month period ended March 31, 1997 ("First Quarter 1997"), the Company's revenues increased approximately 2.6 times, to $907,944, from $350,674 in the three month period ended March 31, 1996 ("First Quarter 1996"). In the more recent quarter, most of the Company's revenues derived from distance learning education sales. Revenues in First Quarter 1995 were derived from sales to the education market as well as from license and executive producer fees.

The cost of sales, as a percentage of sales revenue, decreased to 31% in the more recent quarter as compared to 59%, in the corresponding 1996 quarter. The decrease was the result of a preponderance of distance learning sales in more recent quarter, which carry a higher profit margin than much of the Company's other revenue sources.

Total expenses excluding cost of sales and interest expense decreased approximately 19%, by $528,113 in First Quarter 1997, to $2,208,671, from $2,736,784 in First Quarter 1996. The decrease was due principally to lower stock appreciation rights (SARs) expense, and depreciation expense. The Company recognized net income related to SARs, in the amount of $277,037, in the more recent quarter, as compared to an expense of $393,591 in the corresponding period last year. The difference was the result of a decrease in the price of ACTV, Inc.'s common stock during the First Quarter 1997. The Company also incurred higher research and development costs in First Quarter 1997 related principally to digital set-top terminal software and Internet product development.

Depreciation and amortization expense decreased $139,899 in First Quarter 1997 to $154,573, from $294,472 in First Quarter 1996, due to the full depreciation of video program inventory in 1996.

The Company incurred no interest expense in the First Quarter of 1997, or the First Quarter of 1996. Interest income in First Quarter 1997 was $58,137, an increase of over 75%, compared with $33,237 in First Quarter 1996. The increase resulted from higher available cash balances and prevailing market interest rates in the more recent period.

For the quarter ended March 31, 1997, the Company accrued $124,221 for the payment of dividends to holders of convertible preferred stock issued in August 1996 by one of its wholly-owned subsidiaries. The Company paid $2,679 in preferred dividends during First Quarter 1997 by issuing shares of common stock of ACTV, Inc.

For First Quarter 1997, the Company's net loss applicable to common shareholders was $1,644,302 or $.14 per share, a decrease of 1.6 times compared to the net loss of $2,560,883, or $.22 per share, in First Quarter 1996. The decrease in net loss during the more recent quarter was the result of significantly higher revenues combined with an overall reduction in total expenses.

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

Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through March 31, 1997, the Company had an accumulated deficit of approximately $40.8 million. The Company's cash position on March 31, 1997 was $4,134,200, compared to $6,520,756 on December 31, 1996.

During First Quarter 1997 the Company used $2,286,204 in cash for its operations, compared with $1,610,255 in First Quarter 1996. The increase in First Quarter 1997 was due principally to higher operating and selling and administrative expenses. The Company met its cash needs in First Quarter 1997 from the remaining proceeds from the private sale of convertible preferred stock effected in August 1996. The Company met its cash needs in First Quarter 1996 from the remaining proceeds from private sales of common stock effected in 1995, as well as from sales of common stock totaling $1.9 million that were concluded during First Quarter 1996.

With respect to investing activities, in First Quarter 1997 and 1996 the Company used cash of $90,787 and $169,033, respectively. Investing activities, in the more recent quarter, were related to leasehold improvements, while such activities in the 1996 Quarter related to equipment purchases for the Los Angeles trial.

The Company's balance sheets at March 31, 1997 and March 31, 1996 reflect expense accruals of $69,855 and $960,474, respectively, related to the Company's stock appreciation rights plan.

The Company believes that it may be required to expend approximately $1.1 to $1.5 million during 1997 to facilitate the completion of current research and development projects, relating principally to firmware for digital set-top converter boxes, upgraded software for its entertainment master control facilities and Internet software applications.

         Management of the Company believes that its current funds will enable the Company to finance its operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period. Moreover, the Company believes that it will require additional funds of $25 million for the two InSports Regional Networks whose launch and operation are planned during the next nine to twelve-month period. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect such launches.

         The Company does not have any material contractual commitments for capital expenditures.

Statement of Financial Accounting Standards No. 128.

         Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EOS currently found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of primary EPS. The Company has determined that the adoption of this statement will have no material effect on the financial statements.

Statement of Financial Accounting Standards No. 129.

         SFAS No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure, for all entities. The statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion of exercise prices and redemption requirements. Adoption of this statement will have no effect of the Company as it currently discloses the information specified.

Impact of Inflation

Inflation has not had any significant effect on the Company's operating costs


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


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                                      None.


ITEM 5                          OTHER INFORMATION

                                      None.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    11  Computation of Loss per Share
                    27  Financial Data Schedule

               (b)  Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACTV, Inc.

                                        Registrant


Date:    May 13, 1997           /s/ William C. Samuels
         ------------           ----------------------
                                William C. Samuels
                                Chairman, Chief Executive Officer
                                and Director

Date:    May 13, 1997           /s/ Christopher C. Cline
         ------------           ------------------------
                                Christopher C. Cline
                                Senior Vice President (principal financial
                                and accounting officer)

EXHIBIT 11

                           ACTV, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE


                                                       Three Month Period
                                                         Ended March 31,
                                                          1996          1997
                                                   -----------   -----------

Weighted average shares outstanding ............    11,478,815    11,829,110

Common stock equivalents .......................            --            --
                                                   -----------   -----------
         Total .................................    11,478,815    11,829,110
                                                   ===========   ===========
   Net loss ....................................   $ 2,560,883   $ 1,646,302
                                                   ===========   ===========
Loss per share applicable to common shareholders
 ...............................................          $.22          $.14