Form 10-Q
period 1997-06-30
ACTV INC /DE/
filed 1997-08-15
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No
                                             ---------  ---------

As of August 13, 1997, there were 12,203,056 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                    December 31,       June 30,
                                                            1996           1997
                                                                     (unaudited)
                                                   -------------    ------------

Current Assets:
     Cash and cash equivalents ..................     $6,520,756      $1,690,834
     Accounts receivable ........................        410,193         861,138
     Education equipment inventory ..............        337,504         312,269
     Other ......................................        316,962         255,948
                                                    ------------    ------------
         Total current assets ...................      7,585,415       3,120,189
                                                    ------------    ------------
     Property and equipment-net .................        724,089         860,953
                                                    ------------    ------------
Other Assets:
     Video program inventory-net ................             --              --
     Patents and patents pending-net ............        253,779         241,694
     Goodwill-net ...............................      3,067,560       2,854,374
     Other ......................................         61,781         669,158
                                                    ------------    ------------
         Total other assets .....................      3,383,120       3,765,226
                                                    ------------    ------------
              Total .............................    $11,692,624      $7,746,368
                                                    ============    ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses ......     $1,594,655     $1,554,462
     Deferred stock appreciation rights .........        701,517         29,651
     Preferred dividends payable ................        195,384        423,369
                                                    ------------   ------------
         Total current liabilities ..............      2,491,556      2,007,482
                                                    ------------   ------------
         Total liabilities ......................      2,491,556      2,007,482
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000
       shares authorized, none issued ...........             --             --
     Convertible preferred stock, no par value,
       436,000 shares authorized: issued and
       outstanding 400,000 at December 31, 1996,
       375,356 at June 30, 1997 .................      9,115,664      8,489,875
     Common stock, $.10 par value, 35,000,000
       shares authorized: issued and outstanding
       11,787,106 at December 31, 1996,
       12,203,054 at June 30, 1997 ..............      1,178,711      1,220,307
     Additional paid-in capital .................     38,272,205     38,883,241
     Notes receivable from stock sales ..........       (200,000)      (200,000)
                                                    ------------   ------------
     Accumulated deficit ........................    (39,165,512)   (42,654,537)
                                                    ------------   ------------
         Total shareholders' equity .............      9,201,068      5,738,886
                                                    ------------   ------------
                Total ...........................    $11,692,624     $7,746,368
                                                    ============   ============

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                      Six Month Periods              Three Month Periods
                                      Ended June 30,                 Ended June 30,
                                              1996            1997            1996            1997
                                      ------------   -------------    ------------    ------------
Revenues:

   Sales revenues .................       $763,515      $1,342,855        $419,993        $434,911
   License fees from related party          10,081              --           2,929              --
                                      ------------    ------------    ------------    ------------
      Total revenues ..............        773,596       1,342,855         422,922         434,911

   Cost of Sales ..................        314,610         355,440         106,600          75,949
                                      ------------    ------------    ------------    ------------
      Gross profit ................        458,986         987,415         316,322         358,962

Expenses:

   Operating expenses .............      1,005,988         711,440         487,886         365,150

   Selling and administrative .....      2,968,882       3,613,256       1,438,263       1,628,411
   Depreciation and amortization ..        325,236          98,488         137,357          50,508
   Amortization of goodwill .......        213,186         213,186         106,593         106,593
   Stock appreciation rights ......         54,583        (317,241)       (339,008)        (40,204)
                                      ------------    ------------    ------------    ------------
      Total expense ...............      4,567,875       4,319,129       1,831,091       2,110,458

Interest (income) .................        (55,870)        (92,083)        (22,633)        (33,946)
                                      ------------    ------------    ------------    ------------
Net loss                                 4,053,019       3,239,631       1,492,136       1,717,550

Preferred stock dividend ..........             --         249,394              --         125,173
                                      ------------    ------------    ------------    ------------
Net loss applicable to common stock
  shareholders ....................     $4,053,019      $3,489,025      $1,492,136      $1,842,723
                                      ============    ============    ============    ============

Loss per common share .............           $.35            $.29            $.13            $.15
Weighted average number of common
  shares outstanding ................   11,684,987      11,916,823      11,891,160      12,003,573

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Six Month Periods                 Three Month Periods
                                                 Ended June 30,                    Ended June 30,
                                                       1996           1997          1996           1997
                                                -----------    -----------    -----------    -----------

Cash flows from operating activities:
     Net loss ...............................    $4,053,019     $3,489,025     $1,492,136     $1,842,723
                                                -----------    -----------    -----------    -----------
Adjustments to reconcile net loss to net
  cash used in operations:
     Depreciation and amortization ..........       538,422        311,674        243,950        157,101
     Stock appreciation rights ..............        54,583       (671,866)      (339,008)       (40,204)
     Common stock issued for preferred
       dividends ............................            --         21,408             --         18,729
     Common stock issued for services .......       114,047         15,000         14,281         15,000
Changes in operating assets and liabilities:
     Accounts receivable ....................      (118,634)      (450,945)      (163,517)        72,206
     Other assets ...........................      (211,163)      (146,903)      (132,288)      (159,420)
     Accounts payable and accrued expenses ..       105,976        (40,193)      (121,332)      (254,700)
     Education equipment inventory ..........      (108,775)        25,235        (78,258)        16,142
     Convertible preferred stock dividends
       payable ..............................            --        227,985             --        106,443
                                                -----------    -----------    -----------    -----------
              Net cash (used) in operating
                activities ..................    (4,197,630)    (4,197,630)    (2,068,308)    (1,911,426)
                                                -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from sale of common stock .....     1,903,485             --             --             --
     Expense related to convertible preferred
       stock issuance .......................            --         (9,565)            --             --
                                                -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
  activities ................................    11,903,485         (9,565)            --             --
Cash flows from investing activities:
     Investment in computer software
       production  ..........................            --        399,460             --        399,460
     Investment in property and equipment ...       567,197        223,267        398,164
                                                                                                 132,480
                                                -----------    -----------    -----------    -----------
     Net cash used in investing activities ..       567,197        622,727        398,164        531,940
                                                -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ...............................    (2,342,275)    (4,829,922)    (2,466,472)    (2,443,366)
     Cash and cash equivalents,
       beginning of period ..................     3,531,782      6,520,756      3,655,979      4,134,200
                                                -----------    -----------    -----------    -----------
     Cash and cash equivalents,
       end of period ........................     1,189,507      1,690,834      1,189,507      1,690,834
                                                ===========    ===========    ===========    ===========

ACTV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED JUNE 30, 1997

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

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detail program design or upon completion of a working model. The Company's balance sheets at June 30, 1997 and December 31, 1996 reflect capitalized software production costs of $399,460 and $0, respectively, classified as a component of "Other" non-current assets.


3. During 1996, the Company raised approximately $9.1 million in net proceeds from a private placement of 5% convertible preferred stock (the "Convertible Preferred Stock") issued by a wholly-owned subsidiary. The Convertible Preferred Stock is convertible into Common Stock of ACTV, Inc. at varying discounts to the market price of the Common Stock. After September 1, 1997, holders of the Convertible Preferred Stock will be able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. The Company believes that it is highly likely that the holders of the Convertible Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Convertible Preferred Stock in its consolidated statement of shareholders' equity.

      The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of June 1998. To fund its operations at least through the end of June 1998, without additional financing, the Company will be required to reduce or forego entirely, certain planned expenditures, including all expenditures related to the launch of its regional entertainment networks and to the entertainment area of its business in general. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of June 1998.

4. The Company's balance sheets at June 30, 1997 and December 31, 1996 reflect credits to shareholders' equity of $27,500 related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheets at June 30, 1997 and December 31, 1996 also reflect a debit to shareholders' equity of $200,000 related to a non-recourse loan made by the Company to an employee in August 1995 to purchase the Company's common stock by exercising options. The due date of the non-recourse loan corresponds with the respective expiration date of the option exercised.

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

         ACTV, Inc. (the "Company") was organized to develop and market ACTV's Individualized Programming, which permits each television viewer to control what he or she is watching by making seamless changes within the live or pre-recorded programming. Individualized Programming appears to be a standard TV program, but in fact is a multi-path telecast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or alternative story lines. Since its inception, the Company has incurred operating losses approximating $43 million related directly to the development and marketing of ACTV's Individualized Programming.

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

         In August 1997, NextLevel Systems, Inc. invested $1 million in Common Stock of the Company and agreed to market, jointly with ACTV, Individualized Programming applications. NextLevel (formerly part of General Instrument Corporation) is the leading supplier of digital television headend systems and digital set-top terminals. The Company and NextLevel had previously announced that ACTV's Individualized Programming would be incorporated into Nextlevel's new MPEG-2 digital set-top cable and wireless terminals.

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

         The FOX Sports Net national agreement followed the completion of the Company's eighteen-month Individualized Programming trial within the TCI of Ventura County cable system in greater Los Angeles. Sports programming for the trial was supplied to ACTV by FOX Sports West. Viewers participating in the trial received individualized FOX Sports West telecasts of Lakers and Clippers basketball, Kings and Ducks hockey, and California Angels baseball, among other offerings.

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

         The Company anticipates that its InSports regional networks will offer premium cable programming services that are advertiser-supported, with monthly subscription prices comparable to other U.S. premium channels. Although the Company's intention is to launch the InSports regional networks over the next six to nine month period, there is no assurance that it will secure the funding necessary to effect such launches, or that other factors might not delay or prohibit the successful implementation of the plan.

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

         In March 1997, the Company released a new education service for the Internet, eSchool Online. eSchool Online's software enables instructors to stream web content to their students' desktop computers in sync with distance learning video content that is presented simultaneously. eSchool Online's user software provides each student with a PC interface that displays three separate instructional elements together on-screen: a television lesson received directly by the PC (or played on a TV adjacent to the computer); Internet web sites, delivered to each student's computer at pre-determined times during the lesson to support the televised content; and an interactive eSchool "chat" application, which promotes student collaboration and student/teacher dialogue.

         The Company's entertainment business is conducted through its wholly-owned subsidiary, ACTV Entertainment, Inc. The Company's education business, which accounts for all its current revenues, is conducted through its wholly-owned subsidiary, ACTV, Net, Inc. (formerly ACTV Interactive, Inc.). ACTV, Net, Inc. was formed in 1992, first as a partnership between the Company and a subsidiary of the Washington Post Company (the "Post Company"), with the subsidiary of the Post Company owning a 51% share. In 1994, the Company purchased the Post Company's full 51% interest in ACTV Interactive.

         For purposes of discussing the combined statements of the Company and its subsidiaries, all intercompany items have been eliminated.

RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended June 30, 1997 and June 30, 1996

During the six month period ended June 30, 1997, the Company's revenues increased 74% to $1,342,855 from $773,596 in the six month period ended June 30, 1996. All revenues in the six month period ended June 30, 1997 were derived from the education market, while in the 1996 six-month period, the Company's revenues derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of significantly higher sales of distance learning products and services.

Cost of sales in the six months ended June 30, 1997, was $355,440, an increase of 13% over cost of sales of $314,610 in the six months ended June 30, 1996. The Company's gross margin increased to 74% in the more recent period, from 59% in the corresponding 1996 period. The increase was due to a greater proportion of total revenues from higher margin products such as programs and software fees during the more recent period. In addition, the Company recorded no executive production fee revenues in the more recent period, unlike the 1996 period in which these lower margin services were a component of total revenues.

Total expenses excluding cost of sales and interest expense in the six months ended June 30, 1997, declined slightly, to $4,319,129, from $4,567,875 in the comparable period in 1996. The decrease was due to lower amortization and stock appreciation rights expenses, which more than offset moderately higher selling and administrative costs during the 1997 period.

Depreciation and amortization expense for the six months ended June 30, 1997, decreased 42% to $311,674, from $538,422 for the six months ended June 30, 1996. This decrease was due to the recognition during the 1996 period of amortization expense for certain programming assets that were fully amortized during 1996.

Interest income in the six months ended June 30, 1997, was $92,032, compared with $55,870 in the six months ended June 30, 1996. The increase was due to higher average cash balances during the more recent period. The Company incurred no interest expense during either six-month period.

For the six months ended June 30, 1997, the Company's net loss applicable to common shareholders was $3,489,025, or $.29 per share, a decrease of 14% over the net loss of $4,053,019, or $.35 per share, incurred in the prior year's comparable period. The decrease was the result principally of greater total revenues and higher gross profit during the more recent six-month period.

Comparison of Six Month Periods Ended June 30, 1996 and June 30, 1995

During the six month period ended June 30, 1996, the Company's revenues increased 3% to $773,596, from $753,889 in the six month period ended June 30, 1995. In the more recent period, the Company's revenues derived from education sales, as well as from license and executive producer fees. All revenues in the six month period ended June 30, 1995 were derived from the education market.

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

Comparison of Three Month Periods Ended June 30, 1997 and June 30, 1996

During the three month period ended June 30, 1997 ("Second Quarter 1997"), the Company's revenues increased approximately 3%, to $434,911, from $422,922 in the three month period ended June 30, 1996 ("Second Quarter 1996"). In the more recent quarter, all of the Company's revenues derived from education sales, while in Second Quarter 1996 the Company recorded revenues from both education sales and from license and executive producer fees.

Cost of sales in Second Quarter 1997 was $75,949, a 29% decrease compared to Second Quarter 1996's cost of sales of $106,600. The Company's gross margin increased to 82% in the more recent quarter, from 75% in the corresponding 1996 quarter. The gross margin increase was due principally to a greater percentage of higher margin education software sales in the revenue mix for the more recent quarter.

Total expenses excluding cost of sales and interest expense increased approximately 15% in Second Quarter 1997, to $2,110,458, from $1,831,091 in Second Quarter 1997. The increase was due principally to a difference in stock appreciation rights expenses between the two periods.

Depreciation and amortization expense decreased in Second Quarter 1997 to $157,101, from $243,950 in Second Quarter 1996. This decrease was due to the recognition during the 1996 quarter of amortization expense for certain programming assets that were fully amortized during 1996.

Interest income in Second Quarter 1997, was $33,946, compared with $22,633 in Second Quarter 1996. The increase was due to higher average cash balances during the more recent period. The Company incurred no interest expense during either quarter.

The Company's net loss applicable to common shareholders in Second Quarter 1997 increased approximately 24%, to $1,842,723, or $.15 per share, from $1,492,136, or $.13 per share, in Second Quarter 1996, principally the result of the noted difference in stock appreciation rights expense, along with the inclusion in the more recent period of dividend expense related to the Company's issuance in August 1996 of convertible preferred stock.

Comparison of Three Month Periods Ended June 30, 1996 and June 30, 1995

During the three month period ended June 30, 1996 ("Second Quarter 1996"), the Company's revenues increased approximately 3%, to $422,922, from $412,255 in the three month period ended June 30, 1995 ("Second Quarter 1995"). In the more recent quarter, the Company's revenues derived from education sales, as well as from license and executive producer fees. All revenues in Second Quarter 1995 were derived from the education market.

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


Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through June 30, 1997, the Company had an accumulated deficit of approximately $43 million. The Company's cash position on June 30, 1997 was $1,690,884, compared to $6,520,756 on December 31, 1996.

During Second Quarter 1997 the Company used $1,911,426 in cash for its operations, compared with $2,068,308 in Second Quarter 1996. The Company met its cash needs in Second Quarter 1997 from the remaining proceeds from the private sale of convertible preferred stock effected in August 1996. The Company met its cash needs in Second Quarter 1996 from the remaining proceeds from private sales of common stock effected in 1995, as well as from sales of common stock totaling $1.9 million that were concluded during the first quarter of 1996.

With respect to investing activities, in Second Quarter 1997 and 1996 the Company used cash of $531,940 and $398,164, respectively. Investing activities, in the more recent quarter, were related to master control facility and other equipment, purchased, leasehold improvements and, computer software production costs while such activities in the 1996 quarter related to equipment purchases for the Los Angeles trial.

The Company's balance sheets at June 30, 1997 and December 31, 1996 reflect expense accruals of $29,651 and $701,517, respectively, related to the Company's stock appreciation rights plan.

The Company believes that it may be required to expend approximately $500,000 to $750,000 million during the remainder of 1997 to facilitate the completion of current research and development projects, relating principally to software for both entertainment and education products and services.

         The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of June 1998. To fund its operations at least through the end of June 1998, without additional financing, the Company will be required to reduce or forego entirely certain planned expenditures, including all expenditures related to the launch of its regional entertainment networks and to the entertainment area of its business in general. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of June 1998.

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


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On May 16, 1997 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1. Election of directors:
                                For          Withheld

       Bruce Crowley         11,032,580      149,495
       Richard Hyman         10,866,478      315,597
       Jess Ravich           11,034,780      147,295

2. To approve an amendment to the Company's Restated Certificate of Incorporation that would increase the authorized shares of the Company's Common Stock to 65,000.

           For             Against           Abstain
       10,341,965          794,355           45,755


3. To approve an amendment to the Company's Restated Certificate of Incorporation that would convert Series A and Series B Convertible Preferred Stock into 1,000,000 shares of preferred stock without designations.

           For             Against           Abstain
       6,219,526           651,722           74,675

4. To ratify appointment of Deloitte & Touche, LLP as independent auditors of the Company.

           For             Against           Abstain
       11,103,450          46,925            31,700

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


                                            ACTV, Inc.

                                            Registrant


Date:      August 13, 1997          /s/ William C. Samuels
           ---------------          ----------------------
                                    William C. Samuels
                                    Chairman, Chief Executive Officer
                                    and Director

Date:      August 13, 1997          /s/ Christopher C. Cline
           ---------------          ------------------------
                                    Christopher C. Cline
                                    Senior Vice President (principal financial
                                    and accounting officer)

EXHIBIT 11

                           ACTV, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE

                                                    Six Month Period             Three Month Period
                                                      Ended June 30,              Ended June 30,
                                                       1996          1997         1996           1997
                                                -----------   -----------   -----------   -----------
Weighted average shares outstanding .........    11,684,987    11,916,823    11,891,160    12,003,573

Common stock equivalents ....................            --            --            --            --
                                                -----------   -----------   -----------   -----------
         Total ..............................    11,684,987    11,916,823    11,891,160    12,003,573
                                                ===========   ===========   ===========   ===========

 Net loss applicable to common shareholders..    $4,053,019    $3,489,025    $1,492,136    $1,842,723
                                                ===========   ===========   ===========   ===========

Loss per share applicable to common
shareholders ................................          $.35          $.29          $.13          $.15
                                                ===========   ===========   ===========   ===========
