Form 10-Q
period 1997-09-30
ACTV INC /DE/
filed 1997-11-14
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                   ACTV, Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                                     94-2907258
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_  No ___

As of November 13, 1997, there were 14,434,612 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                                     (Unaudited)
                                                  December 31,     September 30,
                                                      1996              1997
Current Assets:
     Cash and cash equivalents ...............    $  6,520,756     $  2,014,980
     Accounts receivable .....................         410,193          588,497
     Education equipment inventory ...........         337,504          346,672
     Other ...................................         316,962          269,636
                                                  ------------     ------------
         Total current assets ................       7,585,415        3,219,785
                                                  ------------     ------------
     Property and equipment-net ..............         724,089        1,996,615
                                                  ------------     ------------
Other Assets:
     Patents and patents pending-net .........         253,779          235,525
     Goodwill-net ............................       3,067,560        2,747,781
     Other ...................................          61,781          826,244
                                                  ------------     ------------
         Total other assets ..................       3,383,120        3,809,550
                                                  ------------     ------------
              Total ..........................    $ 11,692,624     $  9,025,950
                                                  ============     ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses ...    $  1,594,655     $  1,543,250
     Deferred stock appreciation rights ......         701,517                0
     Preferred dividends payable .............         195,384          470,653
                                                  ------------     ------------
         Total current liabilities ...........       2,491,556        2,013,903
                                                  ------------     ------------
         Total liabilities ...................       2,491,556        2,013,903
Shareholders' equity:
   Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued ............              --               --
   Convertible preferred stock, no par value,
   436,000 shares authorized: issued and
   outstanding 400,000 at December 31, 1996,
   318,917 at September 30, 1997 .............       9,115,664        7,079,032
   Convertible preferred stock, .01 par value,
   1,000,000 shares authorized: issued and
   outstanding 0 at December 31, 1996, 52,000
   at September 30, 1997, liquidation value
   of $1,300,000 .............................              --              520
Common stock, $.10 par value, 65,000,000
shares authorized: issued and outstanding
11,787,106 at December 31, 1996,
14,374,925 at September 30, 1997 .............       1,178,711        1,437,493
Additional paid-in capital ...................      38,272,205       43,028,137
Notes receivable from stock sales ............        (200,000)        (200,000)
Accumulated deficit ..........................     (39,165,512)     (44,333,135)
                                                  ------------     ------------
      Total shareholders' equity .............       9,201,068        7,012,047
                                                  ------------     ------------
           Total .............................    $ 11,692,624     $  9,025,950
                                                  ============     ============


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           Nine Month Periods            Three Month Periods
                                           Ended September 30,           Ended September 30,
                                           1996           1997           1996           1997
                                        ----------     ----------     ----------     ----------
Revenues:

   Sales revenues ....................  $1,093,127     $1,534,295       $329,612       $191,440
   License fees from related party ...      12,689             --          2,608             --
                                        ----------     ----------     ----------     ----------
      Total revenues .................   1,105,816      1,534,295        332,220        191,440

   Cost of Sales .....................     480,321        434,287        165,711         78,847
                                        ----------     ----------     ----------     ----------
      Gross profit ...................     625,495      1,100,008        166,509        112,593

Expenses:

   Operating expenses ................   1,407,558        957,516        401,570        246,076
   Selling and administrative ........   4,614,826      4,919,822      1,645,944      1,306,566
   Depreciation and amortization .....     362,563        150,210         37,327         51,722
   Amortization of goodwill ..........     319,779        319,779        106,593        106,593
   Stock appreciation rights .........    (162,516)      (346,892)      (217,099)       (29,651)
                                        ----------     ----------     ----------     ----------
      Total expense ..................   6,542,210      6,000,435      1,974,335      1,681,306

Interest (income) ....................     (66,403)      (103,239)       (10,533)       (11,156)
                                        ----------     ----------     ----------     ----------

Net loss .............................   5,850,312      4,797,188      1,797,293      1,557,557
Preferred stock dividend .............      28,493        370,435         28,493        121,041
                                        ----------     ----------     ----------     ----------
Net loss applicable to common stock ..
shareholders                            $5,878,805     $5,167,623     $1,825,786     $1,678,598
                                        ==========     ==========     ==========     ==========

Loss per common share ................        $.50           $.42           $.15           $.13
Weighted average number of common
shares outstanding ...................  11,723,874     12,338,339     11,799,797     13,171,584


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Nine Month Periods                 Three Month Periods
                                                                       Ended September 30,                Ended September 30,
                                                                      1996             1997              1996              1997
                                                                  -----------       -----------       -----------       -----------
Cash flows from operating activities:
     Net loss ..............................................      ($5,878,805)      ($5,167,623)      ($1,825,786)      ($1,678,598)
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization .........................          682,341           469,989           143,919           158,315
     Stock appreciation rights .............................         (162,516)         (701,517)         (217,099)          (29,651)
     Common stock issued for preferred
     dividends .............................................               --            95,167                --            73,759
     Common stock issued for services ......................          114,047           165,000                --           150,000
Changes in operating assets and liabilities:
     Accounts receivable ...................................           (4,284)         (178,304)          114,350           272,641
     Other assets ..........................................         (191,800)         (185,189)           19,363           (38,286)
     Accounts payable and accrued expenses .................          175,436           (51,405)           69,460           (11,212)
     Education equipment inventory .........................          (77,895)           (9,168)           30,880           (34,403)
     Convertible preferred stock dividends
     payable ...............................................           28,493           275,269            28,493            47,284
                                                                  -----------       -----------       -----------       -----------
              Net cash (used) in operating
              activities ...................................       (5,314,983)       (5,287,781)       (1,636,420)       (1,090,151)
                                                                  -----------       -----------       -----------       -----------
Cash flows from investing activities:
     Investment in computer software
     production ............................................               --          (531,948)               --          (132,488)
     Investment in property and equipment ..................         (699,564)       (1,404,482)         (132,367)       (1,181,215)
                                                                  -----------       -----------       -----------       -----------
     Net cash used in investing
     activities ............................................         (699,564)       (1,936,430)         (132,367)       (1,313,703)
                                                                  -----------       -----------       -----------       -----------
Cash flows from financing activities:
     Proceeds from sale of common stock ....................        1,903,485         1,428,000                --         1,428,000
     Net proceeds from sale of preferred stock .............        3,600,601         1,290,435         3,600,601         1,300,000
                                                                  -----------       -----------       -----------       -----------
Net cash provided by financing
activities .................................................        5,504,086         2,718,435         3,600,601         2,728,000
                                                                  -----------       -----------       -----------       -----------
Net increase (decrease) in cash and cash
equivalents ................................................         (510,461)       (4,505,776)        1,831,814           324,146
     Cash and cash equivalents,
     beginning of period ...................................        3,531,782         6,520,756         1,189,507         1,690,834
                                                                  -----------       -----------       -----------       -----------
     Cash and cash equivalents,
     end of period .........................................        3,021,321         2,014,980         3,021,321         2,014,980
                                                                  ===========       ===========       ===========       ===========

ACTV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED SEPTEMBER 30, 1997

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

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at September 30, 1997 and December 31, 1996 reflect capitalized software production costs of $531,948 and $0, respectively, classified as a component of "Other" non-current assets.

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

4. In September 1997 the Company raised approximately $1.3 million from a private placement of 7% exchangeable preferred stock (the "Exchangeable Preferred Stock") issued by ACTV Entertainment Inc. In November 1997, the holders of the Exchangeable Preferred Stock exchanged, one-for-one, the Exchangeable Preferred Stock for Series A 7% Convertible Preferred Stock issued by ACTV, Inc. ("Series A Preferred Stock"). The Series A Preferred Stock is convertible into the Company's Common Stock at $1.50 per share, and has a liquidation preference of $25 per share (face value) plus any accrued and unpaid dividends.

     The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. Management is continuing its efforts to obtain such additional financing. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of September 1998. To fund its operations at least through the end of September 1998, without additional financing, the Company will be required to reduce, or forego entirely, certain planned expenditures, including all expenditures related to the launch of its regional entertainment networks and to the entertainment area of its business in general. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of September 1998.

5. The Company's balance sheets at September 30, 1997 and December 31, 1996 reflect credits to shareholders' equity of $27,500, and $55,000 respectively related to options issued but not yet vested at a price below the prevailing market price on the date of issuance. The options were issued to acquire a patent in September 1995. The Company's balance sheets at September 30, 1997 and December 31, 1996 also reflect a debit to shareholders' equity of $200,000 related to a non-recourse loan made by the Company to an employee in August 1995 to purchase the Company's common stock by exercising options. The due date of the non-recourse loan corresponds with the expiration date of the option exercised.

6. Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EOS currently found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of primary EPS. The Company has determined that the adoption of this statement will have no material effect on the financial statements.

7. SFAS No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure, for all entities. The statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion of exercise prices and redemption requirements. Adoption of this statement will have no effect of the Company as it currently discloses the information specified.

8. SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that the adoption of this statement will have no effect on the financial statements.

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

     ACTV, Inc. (the "Company" or "ACTV") has developed proprietary technologies that individualize television programming ("Individualized Programming"). Individualized Programming, in the Company's opinion, significantly enhances the quality of television content by allowing the viewer to make instant and seamless changes within the live or pre-recorded television programming being viewed. Individualized Programming appears to be a standard TV program, but in fact is a multi-path telecast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or alternative story lines. There is no limit to the number of viewers who can interact simultaneously with a program enhanced with the Company's Individualized Programming. Since its inception, the Company has incurred operating losses approximating $44.3 million related directly to the development and marketing of ACTV's Individualized Programming.

     The chief markets presently targeted by the Company for Individualized Programming are in-home entertainment and education (with an emphasis on distance learning and Internet applications). The Company seeks to exploit these markets, principally in the U.S., through licensing its Individualized Programming, by creating joint venture relationships, and by direct sales.

     Individualized Programming is designed to work with both single and multiple channels of 6 MHz band-width and with different modes of transmission: cable, direct broadcast satellite ("DBS"), wireless cable, broadcast systems and distance learning networks. The Company's initial emphasis in entertainment is to deploy its programming over the cable systems that have upgraded their signal origination facilities (referred to in the industry as "headends") for digital delivery. The Company's Individualized Programming can be received by cable viewers who have digital set-top terminals into which the Company's software application has been downloaded. The Company is emphasizing digital delivery over analog primarily because the channel capacity in digital transmission is greater.

     The Company is seeking to exploit the entertainment market, principally in the U.S., through the launch of regional entertainment networks. The Company's ability to develop differentiated, high-quality branded entertainment programming in a digital environment is initially based on its key strategic alliance with FOX Sports Net. FOX Sports Net consists of ten owned-and-operated regional sports networks, along with numerous affiliated systems across the country. Launched on November 1, 1996, the network is the United States sports telecasting arm of the worldwide sports alliance formed among News Corp., Liberty Media, and Tele-

Communications Inc. In the fall of 1997, the network expanded its reach to nearly 60 million subscribers with the launch of numerous SportsChannel regional networks under the FOX Sports Net banner.

     The Company has a national agreement with FOX Sports Net to license programming from each of its regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. This agreement extends through June 2003.

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

     The Company intends to launch its regional individualized sports networks in the late fourth quarter of 1997 or early in 1998, beginning with the region served by FOX Sports Southwest. FOX Sports Southwest distributes college and professional sports programs to 5.1 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Company has also announced plans to launch individualized networks in the regions served by FOX Sports West, FOX Sports Northwest, and the Sunshine Network, an affiliate in Florida. The Company will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the Individualized Programming to be presented through its regional networks.

     Although the Company's intention is to launch the first of its regional networks within the next several months, there is no assurance that it will secure the funding necessary to effect such a launch or any future launches, or that other factors might not delay or prohibit the successful implementation of the plan.

     The Company's intention is for its regional networks to offer premium cable programming services that are advertiser-supported, with monthly subscription prices comparable to other U.S. premium channels. The projected regional network expansion is part of the Company's plan to develop the entertainment division of its business, which to date does not generate any revenue for the Company. There can be no assurance that the regional networks, even if launched, will generate significant revenues for the Company.

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

     In early 1997, the Company began the development of the first applications of its Java-based software suite, "eSchool," which permits an instructor to use the Internet as an accompanying instructional tool during a live video distance learning session. Java is a computer programming language developed for the Internet by Sun Microsystems.

     eSchool Online's software enables instructors to stream web content to their students' desktop computers in sync with distance learning video content that is presented simultaneously. eSchool Online's user software provides each student with a PC interface that displays three separate instructional elements together on-screen: a television lesson received directly by the PC (or played on a TV adjacent to the computer); Internet web sites, delivered to each student's computer at pre-determined times during the lesson to support the televised content; and an interactive eSchool "chat" application, which promotes student collaboration and student/teacher dialogue. eSchool software allows students and teachers in multiple locations to share a "virtual classroom."

     The Company operates directly and through wholly-owned subsidiaries. The principal subsidiaries are ACTV Entertainment, Inc., which is primarily responsible for the Company's activities in the entertainment market; The Texas Individualized Television Network, Inc., which will operate the Company's first individualized regional sports network; and ACTV Net, Inc. ("Net"), which is responsible for the Company's education business. Education accounts for all of the Company's current revenues.

     For purposes of discussing the combined statements of the Company and its subsidiaries, all intercompany items have been eliminated.


RESULTS OF OPERATIONS

Comparison of Nine Month Periods Ended September 30, 1997 and September 30, 1996

     During the nine month period ended September 30, 1997, the Company's revenues increased 39% to $1,534,295 from $1,105,816 in the nine month period ended September 30, 1996. All revenues in the nine month period ended September 30, 1997 were derived from the education market, while in the 1996 nine-month period, the Company's revenues derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of significantly higher sales of distance learning products and services, including the Company's first revenues from its new Internet software product.

     Cost of sales in the nine months ended September 30, 1997, decreased 10% to $434,287, compared with cost of sales of $480,321 in the nine months ended September 30, 1996. The Company's gross profit increased to 72% in the more recent period, from 57% in the corresponding 1996 period. The increase was due to a greater proportion of total revenues from higher margin products such as programs and software fees during the more recent period. In addition, the Company recorded no executive production fee revenues in the more recent period, unlike the 1996 period in which these lower margin services were a component of total revenues.

     Total expenses excluding cost of sales and interest expense in the nine months ended September 30, 1997, decreased 8% to $6,000,435, from $6,542,210 in the comparable period in 1996. The decrease was due to lower operating, amortization, and stock appreciation rights expenses, which more than offset moderately higher selling and administrative costs during the 1997 period.

     Depreciation and amortization expense for the nine months ended September 30, 1997, decreased 31% to $469,989, from $682,342 for the nine months ended September 30, 1996. This decrease was due to the recognition during the 1996 period of amortization expense for certain programming assets that were fully amortized during 1996.

     Interest income in the nine months ended September 30, 1997, increased 55% to $103,239, compared with $66,403 in the nine months ended September 30, 1996. The increase was due to higher average cash balances during the more recent period. The Company incurred no interest expense during either nine-month period.

     Net loss applicable to common shareholders for the nine months ended September 30, 1997, the Company's decreased 12% to $5,167,623, or $.42 per share, compared with the net loss of $5,878,805, or $.50 per share, incurred in the prior year's comparable period. The decrease was the result principally of greater total revenues and higher gross profit during the more recent nine-month period.

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

Comparison of Three Month Periods Ended September 30, 1997 and
September 30, 1996

     During the three month period ended September 30, 1997 ("Third Quarter 1997"), the Company's revenues decreased approximately 42%, to $191,440, from $332,220 in the three month period ended September 30, 1996 ("Third Quarter 1996"). In the more recent quarter, all of the Company's revenues derived from education sales, while in Third Quarter 1996 the Company recorded revenues from both education sales and from license and executive producer fees. The decline in sales resulted from the repositioning and upgrade of the Company's education product line from standalone classroom programs to Internet and other distance learning software and programming. Management expects the Company's new state-of-the-art software for individualizing Internet and television distance learning applications to provide higher revenues, along with increased gross margins.

     Cost of sales in Third Quarter 1997 decreased 52% to $78,847, compared to Third Quarter 1996's cost of sales of $165,711. The Company's gross margin increased to 59% in the more recent quarter, from 50% in the corresponding 1996 quarter. The gross margin increase was due principally to a greater percentage of higher margin education software sales in the revenue mix for the more recent quarter.

     Total expenses excluding cost of sales and interest expense decreased approximately 15% in Third Quarter 1997, to $1,681,306, from $1,974,335 in Third Quarter 1996. The decrease was due to lower operating and selling and administrative expenses, and a difference in stock appreciation rights expenses between the two periods.

     Depreciation and amortization expense in Third Quarter 1997 increased 10% to $158,315, from $143,920 in Third Quarter 1996. This increase was due to the retirement during the 1996 quarter of certain programming assets that were fully amortized.

     Interest income in Third Quarter 1997, increased 6% to $11,156, compared with $10,533 in Third Quarter 1996. The increase was due to higher average cash balances during the more recent period. The Company incurred no interest expense during either quarter.

     The Company's net loss applicable to common shareholders in Third Quarter 1997 decreased approximately 8%, to $1,678,598, or $.13 per share, from $1,825,786, or $.15 per share, in Third Quarter 1996, principally the result of the noted difference in operating, selling and administrative, and stock appreciation rights expense, which more than offset the increase, in the more recent period, of a higher dividend expense related to the Company's outstanding convertible preferred stock.

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

     Total expenses excluding cost of sales and interest expense decreased approximately 22% in Third Quarter 1996, to $1,974,335, from $2,530,908 in Third Quarter 1995. The decrease was due principally to a gain of approximately $200,000 related to stock appreciation rights in Third Quarter 1996, versus a corresponding expense of approximately $801,000 in Third Quarter 1995. This difference more than offset higher operating and selling and administrative expenses associated with the Company's operation of its California trial during the more recent quarter.

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


Liquidity and Capital Resources

     Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through September 30, 1997, the Company had an accumulated deficit of approximately $44.3 million. The Company's cash position on September 30, 1997 was $2,014,980, compared to $6,520,756 on December 31, 1996.

     During the nine month period ended September 30, 1997 the Company used $5,287,781 in cash for its operations, compared with $5,314,983 in the nine months ended September 30, 1996.

     With respect to investing activities, during the nine month period ended September 30, 1997 and 1996 the Company used cash of $1,936,430 and $699,564, respectively. Investing activities, in the more recent nine month period, were related to master control facility and other equipment purchased, leasehold improvements, and computer software production costs, while such activities in the 1996 quarter related to equipment purchases for the Los Angeles trial.

     The Company met its cash needs in the nine month period ended September 30, 1997 from the remaining proceeds from the private sale of convertible preferred stock effected in August 1996, and from the private sale of both common and convertible preferred stock in July and September 1997. The Company met its cash needs in the nine month period ended September 30, 1996 from the remaining proceeds from private sales of common stock effected in 1995, as well as from sales of common stock totaling $1.9 million that were concluded during the first quarter of 1996.

     During Third Quarter 1997 the Company used $1,090,151 in cash for its operations, compared with $1,636,420 in Third Quarter 1996.

     With respect to investing activities, in Third Quarter 1997 and 1996 the Company used cash of $1,313,703 and $132,367, respectively. Investing activities, in the more recent quarter, were related to master control facility and other equipment purchased, leasehold improvements, and computer software production costs, while such activities in the 1996 quarter related to equipment purchases for the Los Angeles trial.

     The Company met its cash needs in Third Quarter 1997 from the remaining proceeds from the private sale of convertible preferred stock effected in August 1996, and from the private sale of both common and convertible preferred stock in July and September 1997. The Company met its cash needs in Third Quarter 1996 from the remaining proceeds from private sales of common stock effected in 1995, as well as from sales of common stock totaling $1.9 million that were concluded during the first quarter of 1996.

     In November 1997, the Company raised approximately $750,000 from the private sale of its Series A 7% Convertible Preferred Stock.

     The Company's balance sheets at September 30, 1997 and December 31, 1996 reflect expense accruals of $0 and $701,517, respectively, related to the Company's stock appreciation rights plan.

     The Company believes that it will be required to expend approximately $200,000 to $350,000 per quarter on an on-going basis for research and development, relating principally to software for both entertainment and education products and services.

     The Company's continued marketing of all its products and services on planned levels and timetables is dependent upon the Company's obtaining the additional capital necessary to support the Company's future operations at these levels. If the Company is not successful in obtaining such additional financing, management believes that the Company can fund its operations at least through the end of September 1998. To fund its operations at least for this period, without additional financing, the Company will be required to reduce or forego entirely certain planned expenditures, including all expenditures related to the launch of its regional entertainment networks and to the entertainment area of its business in general. If management's assumptions regarding future events prove incorrect, the Company may be unable to fund its operations, even at a reduced level, through the end of September 1998.

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

Statement of Financial Accounting Standards No. 130.

     SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that the adoption of this statement will have no effect on the financial statements.

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


                                                  ACTV, Inc.

                                                  Registrant


Date:      November 14, 1997          /s/ William C. Samuels
           -----------------          ----------------------
                                      William C. Samuels
                                      Chairman, Chief Executive Officer
                                      and Director

Date:      November 14, 1997          /s/ Christopher C. Cline
           -----------------          ------------------------
                                      Christopher C. Cline
                                      Senior Vice President (principal financial
                                      and accounting officer)

EXHIBIT 11

                           ACTV, INC. AND SUBSIDIARIES
                          COMPUTATION OF LOSS PER SHARE


                                                                        Nine Month Period                  Three Month Period
                                                                        Ended September 30,                Ended September 30,
                                                                      1996              1997             1996                1997
                                                                   ----------        ----------        ----------         ----------
Weighted average shares outstanding .......................        11,723,874        12,338,339        11,799,797         13,131,584

Common stock equivalents ..................................                --                --                --                 --
                                                                   ----------        ----------        ----------         ----------
         Total ............................................        11,723,874        12,338,339        11,799,797         13,131,584
                                                                   ==========        ==========        ==========        ===========

Net loss applicable to common shareholders ................        $5,878,805        $5,167,623        $1,825,786         $1,678,598
                                                                   ==========        ==========        ==========        ===========

Loss per share applicable to common
shareholders ..............................................              $.50              $.42              $.15               $.13
                                                                   ==========        ==========        ==========        ===========