Form 10-K
period 1997-12-31
ACTV INC /DE/
filed 1998-03-31
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                         Name of exchange on which registered

Common Stock, Par Value $0.10               Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price on March 24, 1998) was $21,748,026.

As of March 25, 1997, there were 16,904,024 shares of the registrant's common stock outstanding.

PART I

Item 1.     BUSINESS

General

      The corporate structure of ACTV, Inc. ("Company") is as follows: ACTV, Inc. owns 100% of the common shares of ACTV Holdings, Inc. ("Holdings"), which wholly owns (i) ACTV Entertainment, Inc. and (ii) ACTV Net, Inc. ACTV Entertainment, Inc., in turn, wholly owns The Texas Individualized Television Network, Inc. and a number of regional subsidiaries that are currently inactive.

      The Company and Holdings have granted the appropriate operating subsidiaries exclusive, perpetual licenses to use the Company's proprietary technologies for individualized television programming and for on-line learning software within their respective business areas and have given such subsidiaries the right to sublicense the respective technologies. Under the licenses, each subsidiary will pay the Company royalties on net revenues if the subsidiary is no longer majority owned by the Company, and royalties on the net sales of any sublicensee.

      Unless otherwise indicated, all references in this Form 10-K to the Company or ACTV include ACTV, Inc. and all of its subsidiaries.

      This document includes certain forward looking statements about the Company and its industry that are based on management's current expectations. Actual results may differ materially as a result of any one or more of the risks identified in the Company's filings under the Securities Exchange Act of 1934.

  Board Policy and Corporate Structure of Subsidiaries

      The policy of the Company is and has been, as set forth in the prospectus relating to its initial public offering in May 1990, "to license [the Company's] technology and arrange joint ventures for its use in a number of different industries." The Board of Directors has previously adopted and reaffirmed in 1998 a plan to take effect in the event that an entity deemed not likely to further such policy or to act inconsistently with the best interests of all the Company's shareholders seeks to acquire or has acquired 20% or more of the Company. The text of the Board resolution relating to this issue is as follows:

      "Resolved, that it being in the best interests of the Corporation and the shareholders of the Corporation, the Board of Directors hereby approves and adopts a plan that, in the event that the Board of Directors determines that an acquirer has acquired, or seeks to acquire, 20% or more of the Corporation and that such acquirer is not a suitable acquirer since such acquirer will not further the Corporation's policy of acting as a broad licensor of the ACTV proprietary technologies, or is otherwise likely to act inconsistently with the best interests of all the Corporation's shareholders, the Board is authorized to take all necessary action (including the hiring of an investment banking firm), to offer, by invitation, non-exclusive licenses to use and exploit the ACTV proprietary technologies. The terms of such licenses may include the payment of royalties consisting of a significant initial advance, minimum annual payments and/or a percentage of annual net sales, and shall be consistent with, and no less favorable than, the terms of existing licenses. The Board is authorized, in its discretion, to employ an independent investment banking firm for the purpose of evaluating the terms of such licenses. In the event that an acquirer is identified and an auction is commenced, the

Board reserves the right to terminate the auction at any time prior to the Corporation's entering into the non-exclusive license agreement."

      The Board has authorized that each of the Company's direct and indirect subsidiaries (except Holdings) have two classes of common stock and one class of preferred stock. The second class of common stock, which is equivalent in the number authorized to 20% of the total common stock authorized, carries "super-voting" powers. It is the Board's policy that up to 20% of the equity of the Company's direct and indirect subsidiaries (except Holdings) may be allocated to executive officers, directors and employees of the Company and its subsidiaries in consideration of services rendered and to reward and motivate executives."

      The foregoing may have anti-takeover effect and may be used to delay, discourage or prevent a change in control of the Company.

      Pursuant to such policy, certain employees, including Messrs. Samuels, Reese, Crowley and Cline, have been granted options to purchase Class B Common Stock, at fair value as of the date of grant, of certain of the Company's subsidiaries; such common stock, if issued, will have majority voting rights in such subsidiaries.

The Company

      The Company has developed proprietary technologies for individualized television programming ("Individualized Programming") and for Internet learning systems ("eSchool"). The Company's products, in general, are tools for the creation of programming that allows viewer participation for both television and Internet platforms. The chief market presently targeted by the Company for its Individualized Programming is in-home entertainment, particularly sports programming, while for the Internet the Company's market focus is education, with an emphasis on schools and universities in the United States.

      The Company operates directly and through wholly-owned subsidiaries. The principal subsidiaries are ACTV Entertainment, Inc., which will be primarily responsible for the Company's activities in the United States entertainment market, its subsidiary, The Texas Individualized Television Network, Inc., which will operate the Company's first individualized regional sports network, and ACTV Net, Inc., which is responsible for the Company's Internet and education business.

      The Company was incorporated under the laws of the State of Delaware on July 24, 1989. The Company is the successor, by merger effective November 1, 1989, to ACTV, Inc., a California corporation, organized on July 11, 1983. The Company's executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, telephone number (212) 262-2570.

Entertainment

      Individualized Programming significantly enhances the quality of most varieties of television programming by giving the viewer the ability to make instant and seamless changes within the live or pre-recorded television programming being viewed. Individualized Programming is a multi-path broadcast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or additional features. There is no limit to the number of viewers who can interact simultaneously with a program enhanced with the Company's Individualized Programming ("ACTV Program" or "ACTV Programming").

      A viewer of Individualized Programming chooses among the various options and features offered by using a remote control device with a minimum of four keys programmed for ACTV functionality. These keys allow access to the appropriate path to be selected. In a live hockey telecast, for example, the Company's Individualized Programming allows a viewer to select features like "Hit Parade," a recap of the game's hardest checks; "Saving Grace," a compilation of the game's best saves; "Star Cam," which provides an isolated view of a featured player; "Goals-On-Demand," a compilation of all the scores in the contest; plus, the viewer can call up in-depth statistics and instant replays at any time.

      Individualized Programming gives television advertisers unique opportunities to target their message demographically. By asking the viewer basic questions at the beginning of the program, the Individualized Programming can recall this information during a commercial break and send the viewer an appropriate advertisement. Alternatively, before a commercial break, viewers can be asked the type of product for which they would like to see an advertisement. The Company's Individualized Programming records this choice, then sends the requested commercial to each viewer. This same choice can be recalled at a later commercial break to provide additional information. Individualized Programming stores the responses in the system memory, and can trigger branches based on the accumulated responses at the end of the program, offering premiums, additional information, or better targeted commercial messages to each viewer.

      The Company's initial emphasis is to deploy its programming over cable systems that have upgraded their signal origination facilities (referred to in the industry as "headends") for digital delivery. Operators of upgraded systems will distribute the Company's Individualized Programming to viewers who have a digital set-top terminal into which the Company's software application has been downloaded. The Company is emphasizing digital delivery over analog primarily because the channel capacity in digital transmission systems is greater and because Individualized Programming can be integrated into digital systems with no incremental hardware cost. The Company believes that the differentiation afforded by the Company's Individualized Programming will allow distributors to offer their customers Individualized Programming on a subscription basis.

      The Company, working with The Sarnoff Corporation ("Sarnoff"), a world leader in the development of digital platforms, has developed software that integrates the Company's Individualized Programming into digital set-top terminals at no incremental manufacturing cost. The Company has completed the integration of its Individualized Programming software into the MPEG-2 digital set-top terminal manufactured by General Instrument Corporation ("GI").

      The Company is seeking to launch regionally-based entertainment networks ("Regional Networks"), featuring sports programming provided through the Company's strategic alliance with FOX Sports Net.

      FOX Sports Net is a service of "National Sports Partners," a joint venture between Cablevision's Rainbow Media Holdings, Inc. and FOX/Liberty Networks, which is a 50/50 partnership between News Corp. and Tele-Communications, Inc.'s Liberty Media Corporation. Equally owned by FOX/Liberty Networks and Cablevision's Rainbow Media Holdings, Inc., the new venture now reaches more than 58 million homes nationwide.

      The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

      The Company plans to launch its first Regional Network in 1998 in the territory served by FOX Sports Southwest (the "Southwest Regional Network"). FOX Sports Southwest distributes programming to 5.1 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Southwest Regional Network will feature individualized telecasts of professional basketball (Houston Rockets, Dallas Mavericks, San Antonio Spurs), hockey (Dallas Stars), and baseball (Texas Rangers, Houston Astros), along with college sports events from the Southeastern, Southland and Western Athletic conferences.

      The Company has entered into an agreement with Tele-Communications Inc. ("TCI"), under which TCI will initially distribute the Southwest Regional Network to its digital subscribers in the Dallas, Texas area. The agreement also contemplates distribution throughout the region served by FOX Sports Southwest, with the potential for nationwide distribution by TCI of the Company's future regional sports networks.

      The Company's plan is to produce and distribute entertainment programs within each Regional Network from a master control facility in the region; the facility will include the necessary production and transmission equipment to both create and distribute Individualized Programming.

      For example, for the Southwest Regional Network the Company has constructed a state-of-the-art master control in the facility used by FOX Sports Southwest in Irving, Texas. During a live sports production, the Southwest Regional Network's master control receives multiple video/audio feeds from Fox Sports Southwest via fiber lines. The Company's production team creates and adds individualized programming elements, digitally encodes the Individualized Programming and distributes it via fiber to cable operators. The Company expects also to offer satellite transmission of its Southwest Regional Network programming.

Business Strategies

      Cable television is currently available for purchase by more than 90% of the approximately 98 million U.S. television households. The cable television industry is an established provider of multi-channel programming, with subscriptions from approximately 65% of total U.S. television households. Cable systems typically offer 25 to 78 channels of programming at an average monthly subscription price of $35.

      The development of digital transmission and compression allows for the transmission of a greater number of channels with better audio and video quality. With digital compression technology, each 6MHz of bandwidth (the amount required for an analog channel) can be converted on average into five or more channels of programming, thereby enabling the distributor to offer a broader variety of programming choices than analog systems.

      Once a cable operator has upgraded its headend for digital distribution, a cable home needs only a digital set-top terminal with ACTV software to receive Individualized Programming. GI has announced orders for approximately 15 million digital set-top terminals to date.

      The Company's business strategies for the U.S. entertainment market are as follows:

Target regions where the cable operators' headends are being upgraded to digital. For the launch of Regional Networks, the Company has specifically targeted certain regions of the United States where the Company believes a greater proportion of cable operators are upgrading their headends and are currently offering or have indicated they will soon be offering digital converter boxes to their cable subscribers. The Southwest Regional Network is the Company's first planned Regional Network.

Negotiate and sign affiliate agreements with cable operators to offer Regional Network programming to their subscribers. The Company has entered into an agreement with TCI, under which TCI will initially distribute Southwest Regional Network programming to its digital subscribers in the Dallas area. The agreement also contemplates distribution throughout the region served by FOX Sports Southwest, with the potential for nationwide distribution by TCI of the Company's future Regional Networks. The Company is in discussions with a number of other cable operators to sign affiliate agreements to carry the Southwest Regional Network. The Company believes that its Regional Networks will provide cable operators with uniquely differentiated programming that can help them attract customers to their new digital services, as well as offer a potentially significant source of new revenues.

Through a focused marketing effort, educate both cable operators and potential subscribers about the benefits of Individualized Programming. The Company believes that as cable operators become better educated about the benefits of Individualized Programming and understand the additional revenues that can be earned by providing it to their subscribers, the Company's revenues and penetration rates will increase. As consumers and cable operators understand that the Company can provide a significantly better way of viewing a sporting event (as well as other types of traditional programming), the Company believes its penetration rates will grow. Key marketing efforts will include: (1) possibly offering Individualized Programming on a free trial basis to potential new subscribers; (2) cross-promotional activities with FOX Sports Net; (3) cross-promotional activities with cable operators and (4) traditional print media, television advertising, and other marketing strategies.

Keep programming costs low during the Company's first few years of operation and expand its penetration, through sports programming. The Company believes that sports is the most popular programming genre for attracting new subscribers to the Southwest Regional Network and to Individualized Programming in general. In addition, a focus on sports programming by the Company is more cost-efficient than a programming line-up with greater variety. Therefore, it is Company's intention initially to keep programming costs low by primarily focusing on just sports programming.

Individualized Programming

      The Company's process of creating Individualized Programming involves viewer selection from a multiple number of frame-synchronized video, graphics, and/or audio signals delivered at one time. Viewers see and/or hear only one of the signals at a given moment; the others remain transparent. Each viewer interacts with the programming individually by making selections or decisions using a remote control device. In response to these keyed inputs, the Individualized Programming seamlessly switches from one signal to another, giving each viewer his or her appropriate response. The viewer cannot detect when such a switch takes place because it occurs with frame accuracy.

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

      Individualized Programming can also be effectively employed for live telecasts, particularly sports events such as those to be produced by the Southwest Regional Network. For live events, Individualized Programming allows a viewer to have a choice of simultaneous options like instant replay on demand, feature packages that are created and made available as the event progresses, alternative camera angles and in-depth statistics.

      Individualized Programming allows a television set-top terminal to receive information from codes either embedded into the video program material or delivered in a data packet. It maintains "memory" on the progress of the viewer and provides automatic branching. At appropriate times during the program, the set-top will make branch switches automatically, accumulate data, recall information, create graphics and/or implement a pre-programmed set of instructions.

      In digital systems, multiple video, audio and graphics can be individualized in 6MHz of band-width. The Company's software enables the implementation of Individualized Programming into digital television systems. Individualized Programming can be delivered through any digital video system and received by a standard digital set-top terminal, such as GI's DCT 1000. The Company's software application can be installed during the manufacturing process or can be later downloaded into each set-top terminal. There is no additional memory or hardware necessary to upgrade a digital set-top terminal to deliver the Company's Individualized Programming to subscribers.

      Individualized Programming can be transmitted through any service provider's channel, and can even be broadcast under the new digital television standard recently approved by the FCC. Individualized Programming uses one 6MHz channel with 64 OAM, or 8VSB modulation techniques providing adequate data rates to support the Company's programming. Individualized Programming is channel independent and can be transmitted over any 6MHz channel using any practical modulation scheme. The content will be created in each of the Company's regional production facilities and then distributed to operators throughout the region via a number of different delivery options, including land lines and satellite. The distribution method will be determined by the geographical nature of the region and the economic viability of the different delivery techniques available in each specific region. The Company delivers to the service provider a complete MPEG-2 compatible transport stream containing all of the necessary information for the application to run properly in its system.

      The Company's signal is received at the cable operator's distribution facility by an appropriate receiver. The service provider will simply have to pass the signal through its CA (Conditional Access) system and send the signal out to its customers. Utilizing standard MPEG-2 compression techniques at a 4:1 compression ratio, the Company will provide its service through a single 6MHz channel. The Company does not require any back channel capability to support the programming. Individualized Programming creates an individualized look and feel by using relational database management and a very small amount of local memory in order to create millions of possible variations.

      The Company's application software uses approximately 25 Kilobytes of code space, either ROM (Read Only Memory), PROM (Programmable Read Only Memory) or EEPROM (Electrical Erasable PROM). The application requires a small amount of scratch pad memory, RAM (Random Access Memory) up to 2KB. While the application does not require any NVRAM (Non-Volatile RAM), up to 1KB of NVRAM is desirable for future back channel applications.

      Individualized Programming seamlessly switches the user through multiple channels of video and audio in response to the user's inputs throughout the program. The switch may be delayed as long as the producer/writer chooses. The seamless switch is accomplished by utilizing a subset of the MPEG-2 syntax for splicing. Individualized Programming switching is much simpler than creating a seamless splice between two unrelated video streams because the video and audio encoders are co-located.

      The Company's Individualized Programming employs a command language that is used to configure the set-top converter and control the information that the user sees under specific conditions. The command language requires a small amount of additional bandwidth in the channel and approximately 2 Kilobytes/sec of additional data must be sent in a digital system. When commands are received by the application software running in the set-top converter, they are processed by the software and the correct information is presented.

Education

      The Company has developed eSchool Online(TM) ("eSchool"), a Java-based software suite that permits a teacher to use the Internet as an accompanying instructional tool during a lesson. (Java is a programming language developed for the Internet by Sun Microsystems.) eSchool integrates Web content and a chat application with educational video effectively to create a "virtual" classroom. eSchool software can be used for pre-recorded as well as live programming, while the video can come from any source.

      With eSchool software, a student can receive a traditional video lesson through a frame in his or her Web browser, or from a television in the classroom. Simultaneously, eSchool provides separate frames in the Web browser that display 1) Web sites with supporting information/examples; 2) dialogue with teacher and/or other students during a live lesson; and 3) a "playlist" of Web sites received to permit navigation from one to another. eSchool content creation software allows an instructor to easily select and order the addresses of the Web sites and related questions to be included in the playlist. The Web site addresses and questions can be assigned times and sent automatically to students during a pre-recorded program, or in a live lesson. The instructor can trigger any Web site address or question to be sent to the students at any time.

      eSchool's components include instructor and student user software, authoring software and database assessment software. The Company expects to continue to refine and upgrade its eSchool software in the future. In addition, the Company provides Internet content development assistance, hosting of eSchool programs on its computer servers, and consulting to schools and universities.

      The Company recorded its first eSchool sale in mid-1997 with the School District of Philadelphia. The Philadelphia City Schools are using eSchool to create and deliver new instructional and staff development programs. Since that time, the Company has entered into contracts to deliver eSchool to educational institutions in Nebraska, New York, Massachusetts, and Georgia.

      The Company has also developed two-way analog and digital programming technologies for distance learning. The Company offers a point-to-multipoint broadcast system that can deliver pre-recorded individualized lessons or can integrate individualized segments into live distance learning lessons. Students receive individualized responses to their input made with a simple remote control. At the end of the lesson, the system's memory component can recall each student's performance throughout the lesson, giving the local facilitator a detailed accounting of the results.

      Distance learning ("DL") networks typically involve a teacher at a central telecasting site distributing a lesson to multiple remote classroom sites. The Company's individualized DL tools allow the teacher to create questions or offer choices relating to the lesson and pre-record individualized responses. At selected points in the lesson, the DL teacher can initiate the questions and interactions, with each student across the network receiving individualized responses. In addition, the teacher receives immediate feedback on the classes' responses, allowing the teacher to pace the lesson accordingly.

      The major components of the Company's DL television product are authoring software, which permits the development of individualized education programming, and hardware installed at the receiving site, which connects the student to the system. The authoring software is designed to enable the teacher, using a standard personal computer, video camera and other standard ancillary hardware to produce the lessons to be telecast. The Company provides training and support in the use of the authoring software, so that programming can be produced by the customer in its own facilities.

      The Company has an agreement with GI to allow its individualized distance learning functionality to be integrated with GI's DigiCipher(R) and Magnitude systems. The new systems will allow programming networks to develop individualized programming and distribute it digitally to their customers.

Business Strategies

      A recent independent survey found that approximately 70% of public schools in the U.S. currently have Internet access, up from approximately 30% one year ago. According to the survey, the number of computers used for instructional purposes rose approximately 24%, to over 6 million during the 1996-97 school year.

      Statistics show that the nation's 85,000 public schools are nearing the U.S. Department of Education's recommended ratio of five students per computer. The current ratio is 7.3 students per computer, compared to 19.2 to one just five years ago.

      Education industry observers expect that spending for educational technology infrastructure will continue to increase substantially for each of the next several years. The wiring of the country's classrooms for Internet connectivity is an established priority of the United States Government. The Federal Communications Commission has mandated a $2.25 billion Internet subsidy fund (of which $675 million was funded in 1997), and has chartered a not-for-profit corporation, Schools and Libraries Corp., to administer it. Public schools and libraries in the United States can use the fund for Internet connection charges, internal wiring, and Internet network hardware (excluding computers). Funding is from telecommunications companies, who are required by the Telecommunications Act of 1996 to make yearly payments to the fund.

      Thus far, schools that are connected to the Internet have principally used it for research purposes, rather than as a tool for the delivery of on-line learning. The growth of the Internet itself and of school connectivity have outpaced both the training of teachers on the Internet's functionality and the availability of on-line curriculum. As a result, it is expected that school spending for Internet teacher training and on-line learning will show marked growth in the future. The on-line learning industry is widely reported as growing at 100% per year, while industry experts predict that the total on-line learning market may reach $3 billion by the year 2000.

      The Company's education business strategies are as follows:

Focus on Internet teacher training and on-line curriculum development. The Company has developed and adapted eSchool to target on-line learning curriculum development. To date, the Company's eSchool contracts with schools and universities have all included, in addition to the provision of eSchool application and database management software, Internet educational content development jointly by the Company and its clients. A significant focus of such content development has been the creation of on-line lessons for teacher training.

Create joint ventures with customers to market the customer's content to other users. The educational programming developed by customers using the Company's education products in many instances has application for others. The Company intends, jointly with customers who develop programs, to market such programs to other potential users.

Develop proprietary programming content. The Company believes that programming content can be developed that will have application for many existing and potential clients. The Company intends to develop such programming content either entirely itself or by acquiring rights to existing education content and subsequently adapting it for Internet application.

Government Regulation

      The Company believes that neither its planned implementation of Individualized Programming nor eSchool is subject to any substantial government regulation. However, the broadcast industry in general, and cable television in particular, are subject to substantial government regulation.

      Pursuant to an Act of Congress passed in 1992 ("1992 Cable Act"), the Federal Communications Commission ("FCC") substantially re-regulated the cable television industry in various areas including rate regulation, competitive access to programming, "must carry," and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, limit exclusivity provisions in programming contracts and require prior notice for channel additions, deletions and changes. The United States Congress and the FCC also have under consideration, and may in the future adopt new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, materially adversely affect the operations of the Company.

Set-Top Converters, Terminals, and Other Devices

      The Company does not intend to manufacture set-top converters, terminals, video servers, or other devices that provide Individualized Programming. This equipment will be supplied to the Company pursuant to agreements between the Company and equipment suppliers.

      In 1996, the Company and GI signed a non-exclusive, royalty-free manufacturing agreement for GI's MPEG-2 digital set-top terminal. Working with the Company and GI, Sarnoff has facilitated the integration of Individualized Programming into this terminal. In August 1997, GI invested $1 million in the common stock of the ACTV, Inc. (the "Common Stock"). The companies also agreed to jointly market the Company's individualized television application that operates with GI's current generation digital systems and consumer set-top terminals.

      The Company intends to grant licenses similar to that granted to GI to other manufacturers that are selected by the future distributors of Individualized Programming. ACTV does not anticipate deploying its programming service with other digital set-top box manufacturers until early 1999.

      In the education market, the Company has entered into an arrangement with GI pursuant to which its individualized functionality for distance learning will be integrated with GI's DigiCipher and Magnitude systems. The new digital systems will allow programming networks to develop the individualized content and distribute it digitally to their customers.

      The Company has a non-exclusive agreement with KDI Precision Products, Inc. ("KDI") to manufacture the Company's distance learning systems that incorporate individualized functionality. KDI sells the systems to the Company at prices, and in accordance with a delivery schedule, agreed upon from time to time. KDI also is a distributor of components such as television monitors, VCRs, remote controls, printers and cabinets used in conjunction with the systems.

      KDI is currently the only manufacturer of the distance learning systems. The Company believes that KDI can produce sufficient systems to meet the anticipated needs of the Company in the education marketplace. In the event that KDI were unable to supply the systems, there can be no assurance that the Company could produce sufficient systems or obtain sufficient systems from another manufacturer at an acceptable price. The inability of the Company to obtain systems could have a material adverse effect on the distance learning business of the Company.

      There can be no assurance that the Company will be successful in developing additional manufacturing licenses.

Patents and Other Intellectual Property

      The Company has sought to protect the proprietary features of its Individualized Programming it employs through patents, copyrights, confidentiality agreements, and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued fifteen patents, with additional patents pending. The patents, which deal with different aspects of Individualized Programming, expire at various dates from 1998 to 2015.

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

      There can be no assurance that the patents held by the Company are enforceable, particularly in view of the high cost of patent litigation, nor can there be any assurance that the Company will derive any competitive advantages from them. To the extent that patents are not issued for any other products developed by the Company, the Company would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating the Company's products by designing around the patented aspects. In addition, there can be no assurance that the Company's products will not infringe on patents owned by others, licenses to which may not be available to the Company, nor that competitors will not develop functionally similar products outside the protection of any patents the Company has or may obtain.

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

Product Development

      The Company's current research and development efforts for the entertainment market are focused primarily on digital application of its Individualized Programming. The Company has worked with Sarnoff to develop digital applications of its Individualized Programming. The Company, Sarnoff, and General Instrument Corp. have completed the project to incorporate the Company's Individualized Programming into GI's MPEG-2 digital set-top cable terminal. The Company is also in the process of expanding and further refining its Individualized Programming to incorporate additional functionalities that can be used in the digital cable platform and to adapt its application software for use in digital converters manufactured by other companies.

      For the education market, the Company plans to continue to refine and upgrade its eSchool software programs.

Competition

      The business of providing subscription and pay television programming is highly competitive. The Company faces competition from numerous other companies offering video, audio and data products and services. The Company's existing and potential competitors comprise a broad range of entities engaged in communications and entertainment, including cable programming providers, cable premium pay programming providers (such as HBO, Cinemax etc.), premier multiplex pay channels under the digital format, pay-per-view movies and special event offerings, television networks, home video products companies, as well as companies developing new technologies and programming concepts. Many of the Company's competitors have greater financial, marketing and programming resources than the Company. The Company expects that quality, uniqueness and variety of programming, quality of picture and service and cost will be the key bases of competition. The Company may also experience competition from other programming alternatives that may provide new sources of revenue to cable operators.

      At the present time, there are a number of different new television technologies, often labeled as interactive television, that have been developed or are under development by others that might be considered competitive with the Company's Individualized Programming. These new technologies, in general, are delivered via cable television, or through devices that are attached to the television set. To the best of the Company's knowledge, none of the point-to-multipoint systems based on these technologies allows the viewer to affect what is seen on the television in the same manner or to the extent of Individualized Programming, which is unique in its approach and function.

      In education, the market for Internet products and services is one characterized by rapid technological change and heavy competition from firms with a wide range of size and resources. The

Company also competes with providers of traditional education products; nearly all of such companies have greater financial, and other, resources than the Company.

Employees

      At December 31, 1997, the Company employed 33 full-time employees. The Company believes that its relationships with its employees are generally satisfactory.

Item 2.     PROPERTY - OFFICES AND FACILITIES

      The Company maintains its principal and executive offices at Rockefeller Center, 1270 Avenue of the Americas, New York, New York, where it leases approximately 8,000 square feet at a rent of approximately $22,200 per month pursuant to a lease that expires in January 2001. The Company maintains an engineering staff and an editing studio at 1600 Broadway, New York, New York, where it leases approximately 2,500 square feet at a rent of $3,450 per month, pursuant to a lease that expires in December 1999. In addition, the Company leases a facility in Dallas of 2,972 square feet for a monthly rent of approximately $5,950, pursuant to a lease that expires in October 1998, and maintains an office at 9454 Wilshire Boulevard, Beverly Hills, California, which is leased on a month-to-month basis for approximately $1,350 per month. The Company believes its current facilities are suitable and adequate, and that they provide the productive capacity necessary for the performance of the operations of the Company. None of the Company's properties is leased from affiliated persons.

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

2. To approve an amendment to the Company's Restated Certificate of Incorporation that would increase the authorized shares of the Company's Common Stock to 65,000,000.

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

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") and the Boston Stock Exchange under the symbols "IATV" and "IAT", respectively. The following table sets forth the high and low sale prices for Common Stock as reported by Nasdaq.

                           Common Stock

1997 Quarter               High       Low
                         --------------------

  First                     3 3/4     2 1/16
  Second                    2 1/4     1 7/16
  Third                     1 15/16   1 11/32
  Fourth                    2 1/32    1 5/16

1996 Quarter               High       Low
                         --------------------

  First                     5 1/8     3 11/16
  Second                    4 9/16    3 1/2
  Third                     4 5/16    3 1/16
  Fourth                    3 27/32   2 11/16

On March 25, 1998, there were approximately 300 holders of record of the Company's 16,904,024 outstanding shares of Common Stock.

On March 24, 1998, the closing bid and asked prices of the Common Stock as reported by Nasdaq were $1 19/32 and $1 11/16, respectively.

The Company has not paid cash dividends since its organization. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                                                                 Years Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                         1993            1994             1995             1996              1997
                                                     ----------       ---------        ---------        ---------         ---------
Statement of Operations:

Revenues(1)                                          $  164,602      $  938,416      $ 1,311,860      $ 1,476,329       $ 1,650,955
Operating Expenses(1)                                 3,443,513       5,734,132        8,272,884       10,240,158         9,120,267
Equity in Net Loss of
ACTV Interactive(2)                                     506,303         143,500               --               --                --
Loss Before Extraordinary Item(3)                     4,156,955       5,122,010        6,920,906        8,605,097         7,352,441
Net Loss(3)                                           4,156,955       4,465,240        6,826,789        8,605,097         7,352,441
Loss Applicable to Common Stock Shareholders          4,156,955       4,465,240        6,826,789        8,800,481         7,858,683
Weighted Average Shares Outstanding                   5,800,134       7,897,278       10,162,128       11,739,768        12,883,848
Loss Per Common Share Before Extraordinary Item(3)          .72             .65              .68              .75               .61
Net Loss Per Common Share(3)                                .72             .57              .67              .75               .61

Balance Sheet Data:                                    12/31/93        12/31/94         12/31/95         12/31/96          12/31/97
                                                     ----------       ---------        ---------        ---------         ---------

Working Capital                                       2,263,225       1,503,703        2,397,027        5,093,859        (1,082,097)
Total Assets                                          5,920,720       7,733,314        8,551,128       11,692,624         7,901,918
Long Term Obligations                                 2,220,794       2,325,061               --               --                --
Stockholders' Equity(4)                               1,910,603       3,972,543        6,893,853        9,201,068         5,416,290
Total Capitalization                                  4,131,397       6,297,604        6,893,853        9,201,068         5,416,290

(1) For the period between January 1, 1993, and March 11, 1994, all education sales and expenses were reported separately by the Company's 49% affiliate, ACTV Interactive, and were not consolidated with the Company's statements of operations. For the remainder of 1994, operational results related to education were included with those of the Company, as a result of the Company's March 11, 1994 purchase of the Washington Post Company's 51% interest in ACTV Interactive.

(2) The results of ACTV Interactive are accounted for under the equity method of accounting for 1993 and for the period January 1, 1994 to March 11, 1994.

(3) Includes for the year ended 12/31/94 an extraordinary gain of $656,770, ($.08 per share) related to the extinguishment of debt and equipment lease obligations. Includes for the year ended 12/31/95 an extraordinary gain of $94,117 ($.01 per share) related to the extinguishment of debt obligations.

(4) No cash or non-cash dividends on Common Stock have been paid or granted and the Company does not anticipate the declaration or payment of dividends on Common Stock in the foreseeable future.

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

      ACTV, Inc. ("the Company") has developed proprietary technologies for individualized television programming ("Individualized Programming") and for Internet learning systems ("eSchool"). The Company's products, in general, are tools for the creation of programming that allows viewer participation for both television and Internet platforms. The chief market presently targeted by the Company for its Individualized Programming is in-home entertainment, particularly sports programming, while for the Internet the market focus is education, with an emphasis on schools and universities in the United States.

      For entertainment applications, the Company's Individualized Programming gives the viewer the ability to make instant and seamless changes within the live or pre-recorded television programming being viewed. Individualized Programming is a multi-path broadcast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or additional features. There is no limit to the number of viewers who can interact simultaneously with a program enhanced with the Company's Individualized Programming ("ACTV Program" or "ACTV Programming").

      For education applications, the Company has developed eSchool Online(TM) ("eSchool"), a Java-based software suite that permits a teacher to use the Internet as an accompanying instructional tool during a lesson. (Java is a programming language developed for the Internet by Sun Microsystems.) eSchool integrates Web content and a chat application with educational video effectively to create a "virtual" classroom. In addition, the Company markets analog and digital systems for televised distance learning applications that permit point-to-multi-point telecasts that can deliver pre-recorded individualized lessons as well as integrate individualized lessons into live distance learning class sessions.

      Since its inception, the Company has incurred operating losses approximating $47 million related directly to the development and marketing of the Individualized Programming and eSchool.

      The Company is seeking to exploit the entertainment market, principally in the U.S., through the launch of regionally based entertainment networks ("Regional Networks"). Programming for the Regional Networks is provided through the Company's strategic alliance with FOX Sports Net. The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

      FOX Sports Net is a service of "National Sports Partners," a joint venture between Cablevision's Rainbow Media Holdings, Inc. and FOX/Liberty Networks, which is a 50/50 partnership between News Corp. and Tele-Communications Inc.'s Liberty Media Corporation. Equally owned by FOX/Liberty Networks and Cablevision's Rainbow Media Holdings, Inc., the new venture now reaches more than 58 million homes nationwide.

      The Company's business plan is to develop Regional Networks in regions served by Fox Sports Net, with distribution to be provided by cable operators that are currently upgrading their service from analog to digital transmission. Initially, the Regional Networks will feature sports programming, with the possible introduction of other types of programming in the future. The Company believes that the differentiation afforded by the Company's Individualized Programming will allow distributors to offer their customers Individualized Programming on a subscription basis.

      The Company plans to launch its first Regional Network in 1998 in the regions served by FOX Sports Southwest (the "Southwest Regional Network"). FOX Sports Southwest distributes programming to 5.1 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Southwest Regional Network will feature individualized telecasts of professional basketball (Houston Rockets, Dallas Mavericks, San Antonio Spurs), hockey (Dallas Stars), and baseball (Texas Rangers, Houston Astros), along with college sports events from the Soutneastern, Southland and Western Athletic conferences.

      The Company has entered into an agreement with Tele-Communications Inc. ("TCI") under which TCI will distribute and market the Southwest Regional Network to its digital subscribers in Texas. The agreement also contemplates potential nationwide distribution by TCI of the Company's regional sports networks.

      The Company also plans to launch additional individualized networks in regions served by FOX Sports Net. The planned Regional Networks will feature FOX Sports Net regional programming enhanced by the Company's Individualized Programming. The Company will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the product enhancement of the Individualized Programming to be presented through its Regional Networks.

      In August 1997, General Instrument Corp. ("GI") invested $1 million in common stock of ACTV, Inc. (the "Common Stock") and agreed to market, jointly with the Company, Individualized Programming applications. GI is the leading supplier of digital television headend systems and digital set-top terminals. The Company and GI had previously announced that the Company's Individualized Programming would be incorporated into GI's new MPEG-2 digital set-top cable and wireless terminals.

      It is the Company's belief that it has adequate funding to launch the Southwest Regional Network in 1998. However, there is no assurance that it will secure the funding necessary to effect additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the Company's Regional Network strategy.

      The projected Southwest Regional Network and additional network expansion are part of the Company's plan to develop the entertainment division of its business, which to date, does not generate any revenue for the Company. There can be no assurance that the Southwest Regional Network or other Regional Networks, if launched, will generate significant revenues for the Company.

      The target market for the Company's education products includes schools, state and local agencies, universities and private business. eSchool consists of a suite of integrated software products, including content creation software, student and teacher user software, and database assessment software. In addition, the Company provides Internet content development assistance, hosting of eSchool programs on its computer servers, and consulting to schools and universities.

      To date, nearly all of the Company's revenues have been derived from sales to the education market of eSchool and individualized educational programs and products. There is no assurance that the Company will be able to successfully compete in this market, where many of its current and potential competitors are companies with significantly greater resources than those of the Company.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 1996 and December 31, 1997

      During the year ended December 31, 1997 ("Fiscal 1997"), the Company's revenues increased 12%, to $1,650,955, from $1,476,329 for the year ended December 31, 1996 ("Fiscal 1996"). All revenues during Fiscal 1997 were derived from the education market, while in Fiscal 1996, the Company's revenues derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of the inclusion of sales from eSchool, which was introduced during Fiscal 1997, and higher sales of distance learning products and services when compared to Fiscal 1996.

      Cost of sales decreased 27% in Fiscal 1997, to $471,956 , from $647,488 in Fiscal 1996, and cost of sales as a percentage of sales revenue decreased to 29% in the more recent year, from 44% in 1996. The relatively lower cost of sales in Fiscal 1997 was due to a greater proportion of educational programming revenues and the inclusion of eSchool sales in 1997. Both eSchool and educational programming have higher gross margins than the Company's other sources of revenue.

      Total expenses excluding cost of sales and interest expense in Fiscal 1997 decreased 10%, to $8,648,310, from $9,592,670 in the comparable period in 1996. The decrease was partially attributable to lower operating expenses and depreciation and amortization expense in the more recent period, which more than offset an increase in selling and administrative expense. Also, the Company recorded a gain of $346,892 in Fiscal 1997, compared to an expense of $183,634 related to stock appreciation rights. The difference was the result of a lower market price for the Company's Common Stock at the end of Fiscal 1997, when compared to the end of Fiscal 1996. Finally, during Fiscal 1996 the Company incurred a valuation allowance of $274,325 related to an investment in an affiliated company and, as a component of Fiscal 1996 selling and administrative expense, reserved $82,746 against license fee and production service receivables from this affiliate. During Fiscal 1997, the Company incurred no valuation allowance.

      In Fiscal 1997, direct expenses related to the entertainment and education markets were approximately $2.7 million and $2.9 million, respectively.

      Depreciation and amortization expense for Fiscal 1997 decreased 11%, to $754,053, from $846,351 for Fiscal 1996. This decrease was due primarily to the recognition during Fiscal 1996 of amortization expense for programming assets that were fully amortized during that year.

      The Company's had no interest expense for either Fiscal 1997 or Fiscal 1996. Interest income for Fiscal 1997 decreased 26%, to $116,870, compared with $158,732 in Fiscal 1996. The decrease resulted from lower available average cash balances in the more recent year.

      For the Fiscal 1997 and 1996, the Company paid and/or accrued $506,242 and $195,384, respectively, for dividends on convertible preferred stock issuances. All dividend payments were made in the Company's Common Stock. The increase during Fiscal 1997 is the result of the Company's having preferred stock outstanding for less than half of the year during Fiscal 1996.

      For Fiscal 1997, the Company's net loss applicable to common shareholders was $7,858,683, or $.61 per share, a decrease of 11% over the net loss of $8,800,481 or $.75 per share, incurred in Fiscal 1996. The decrease in net loss was due principally to higher gross margins, lower operating expenses, and lower depreciation and amortization and stock appreciation rights expenses during the more recent year.

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

Liquidity and Capital Resources

      Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through December 31, 1997, the Company had an accumulated deficit of approximately $47 million. The Company's cash position on December 31, 1997, was $554,077, compared to $6,520,756 on December 31, 1996.

      During the year ended December 31, 1997, the Company used $6,603,499 in cash for its operations, compared with $7,560,486 for the year ended December 31, 1996. The decrease in the more recent year was due to lower operating expenses and higher gross margins, which more than offset higher selling and administrative expenses. The Company met its cash needs in the year ended December 31, 1997 from a series of private placements of Common Stock (approximately $1.5 million in net proceeds, including the $1 million placement with GI) and Series A Convertible Preferred Stock (approximately $2.0 million in net proceeds). The Company met its cash needs in the year ended December 31, 1996 from the proceeds of a private placement of Common Stock ($1.9 million in net proceeds) and of convertible preferred stock issued by its wholly-owned subsidiary ($9.1 million in net proceeds).

      With respect to investing activities in the year ended December 31, 1997, the Company used cash of $2,895,803, related principally to the purchase of equipment for a television master control facility in Dallas, Texas and for the systems development related to the incorporation of Individualized Programming into the GI cable set-top terminal and to eSchool. During the year ended December 31, 1996, the Company used cash of $444,189 related to the purchase of television production equipment and office improvements.

      All of the Company's operating subsidiaries have been dependent on advances from the Company to meet their obligations. The Company's subsidiary, The Texas Individualized Television Network, Inc., raised funds directly for its operations in January 1998 and expects to fund its operations for the forseeable future from the proceeds of this financing (see description below). During the year ended December 31, 1997, the Company advanced approximately $2.6 million to ACTV Net, $3 million to The Texas Individualized Television Network, Inc., and $2 million to ACTV Entertainment, Inc. and its other subsidiaries.

      Advances are based upon budgeted expenses and revenues for each respective subsidiary. Adjustments are made during the course of the year based upon the subsidiary's performance versus the projections made in the budget.

      As compared to the Company's balance sheet as of December 31, 1996, the Company's balance sheet as of December 31, 1997, reflects an increase of $408,085 in preferred dividends payable, resulting from the issuance of additional convertible preferred stock during 1997 and the payment of dividends in kind rather than in cash.

      In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

      In connection with the purchase of such note, the Purchasers received on January 14, 1998 a common stock purchase warrant (the "Warrant") of Texas Network that grants the Purchasers the right to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network. The Warrant expires on June 30, 2003. The Warrant also grants the Purchasers the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock. After five years from the date of issuance, the Purchasers have the right to put the warrants to the Texas Network for a value based on a multiple of its operating income.

      Prior to June 30, 1998, should the Company form and capitalize an entity with the intent to commence operations for a second Regional Network in one of the ten FOX Sports Net owned and operated regions, the Purchasers have a one time option to purchase notes from such entity on the same terms and conditions as the Texas Network financing.

      During the first three months of 1998, the Company has raised a total of $1.4 million from a series of private placements of its Common Stock.

      In January 1998, the Company entered into an agreement with certain holders of 5% Cumulative Convertible Preferred Stock ("Preferred Shares") of ACTV Holdings, Inc., a wholly owned subsidiary of ACTV, Inc. The agreement provides that the Company, at its sole discretion, may purchase from certain holders of the Preferred Shares up to an aggregate of 150,000 Preferred Shares based on a predetermined schedule through June 30, 1998. If the Company chooses to purchase the Preferred Shares, the Company may, at its sole discretion, pay in cash or a combination of cash, the Company's Common Stock, and warrants to purchase the Common Stock.

      Management of the Company believes that its current funds (taking into account the approximately $6.4 million raised during the first three months of
1998) will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period.

      The Company does not have any material contractual commitments for capital expenditures, although the Company believes that the Southwest Regional Network may need to acquire approximately $750,000 in equipment for a second master control facility.


Impact of Inflation

      Inflation has not had any significant effect on the Company's operating costs.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130.

      SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1998. The Company has determined that the adoption of this statement will have no effect on the financial statements.

Statement of Financial Accounting Standards No. 131.

The Company is required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending December 31, 1997. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company has not yet determined what effect the adoption of this statement will have on the financial statements.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 14 in this report.

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 10.    MANAGEMENT

Executive Officers and Directors

      The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report on Form 10-K a definitive proxy statement (the "Proxy Statement"), pursuant to Regulation 14A pertaining to the Annual Meeting of Stockholders to be held in June 1998. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

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

(a)2. FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule for the years ended December 31, 1997 and December 31, 1996 is filed as part of this Annual Report. The Company had no activity reportable on this schedule for the year ended December 31, 1995.

Schedule II - Valuation and Qualifying Accounts and Reserves

                        Column B         Column C           Column D    Column E
                      ----------  ----------------------  ----------  ----------
                      Balance at  Charged to  Charged to              Balance at
                       Beginning   Costs and       Other  Deductions         End
Description            of Period    Expenses    Accounts   -Describe   of Period
--------------------------------------------------------------------------------

  Year ended 12/31/96:

Accounts receivable
allowance for doubtful
accounts.......                      $82,746                             $82,746

Reserve for investment
losses.........                     $274,325                            $274,325

  Year ended 12/31/97:

Accounts receivable
allowance for doubtful
accounts                 $82,746     $43,188     XXXXXXX     $82,746     $43,188

Reserve for investment
losses.........         $274,325                            $274,325          --


During 1997, the balances of $82,746 for accounts receivable allowance and $274,325 for investment loss reserve were written off as uncollectible and unrecoverable, respectively.

(a)3. EXHIBITS (inapplicable items omitted):

3.1.a    Restated Certificate of Incorporation of the Company.*
3.1.b    Amendment to Certificate of Incorporation of the Company.**
3.2      By-Laws of the Company.*
9.1 Voting Agreement dated November 11, 1994, by and between William C. Samuels and Michael J. Freeman.***
9.2 Voting Trust Agreement dated March 10, 1994 by and among William C. Samuels, The Washington Post Company and ACTV, Inc.**
10.1 First Amendment to Lease, dated December January 13, 1997 by and between the Registrant, as the Tenant, and Rockefeller Center Properties, as the Landlord.****
10.2     Form of 1989 Employee Incentive Stock Option Plan.*
10.3     Form of Amendment No. 1 to 1989 Employee Incentive Stock Option Plan.*
10.4     Form of 1989 Employee Non-qualified Stock Option Plan.*
10.5     Form of Amendment No. 1 to 1989 Employee Non-qualified Stock Option
         Plan.*
10.8     1996 Non-qualified Stock Option Plan. ****
10.9     1992 Stock Appreciation Rights Plan. ****
10.10    1996 Stock Appreciation Rights Plan. ****
10.11 Employment Agreement dated August 1, 1995, as amended January 1, 1997 between the Company and William Samuels.
10.12 Employment Agreement dated August 1, 1995, as amended January 1, 1997 between the Company and David Reese.
10.13 Employment Agreement dated 15th day of December, 1995, as amended January 1, 1997 between the Company and Bruce Crowley.
10.14 Master Programming License Agreement dated December 2, 1996, by and between the Company and Liberty/Fox Sports, LLC. ****
10.15 Enhancement License Agreement dated December 4, 1996, by and between the Company and Prime Ticket Networks, L.P., d/b/a Fox Sports West.******, ****
10.16 Enhancement License Agreement dated February 28, 1997, by and between the Company and ARC Holding, Ltd., d/b/a Fox Sports Southwest.******,
         ****
10.17 Agreement dated march 30, 1995 between General Instrument Corporation and the Company.***
10.18 Technical Services Agreement dated May 1995 between the David Sarnoff Research Center, Inc. and the Company.***
10.19 Option Agreement dated December 4, 1995 between the David Sarnoff Research Center and the Company. ****
10.21(a) deleted
10.21(b) deleted
10.21(c) Option Agreement dated September 29, 1995 between the Company and
         Richard H. Bennett.***
10.21(d) Assignment dated September 29, 1995 between the Company and Richard H.
         Bennett.***
10.21(e) Stock Option Agreement between the Registrant and William Samuels dated
         December 1, 1995 and amended July 29, 1997.
10.21(f) Stock Option Agreement, dated March 24, 1997, by and between the
         Registrant and William C. Samuels. ****
10.21(h) Stock Option Agreement between the Registrant and David Reese dated
         December 1, 1995 and amended July 29, 1997.
10.21(j) Stock Option Agreement between the Registrant and Bruce Crowley dated
         December 1, 1995 and amended July 29, 1997.
10.22 Option Agreement, dated March 11, 1997, by and between the Registrant and The Washington Post Company.****
10.23(a) Stock Option Agreement between the Registrant and William Samuels dated
         February 21, 1998.
10.23(b) Stock Option Agreement between the Registrant and Bruce Crowley dated
         February 21, 1998.
10.23(c) Stock Option Agreement between the Registrant and David Reese dated
         February 21, 1998.
10.23(d) Stock Option Agreement between the Registrant and William Samuels dated
         March 24, 1997 and amended July 29, 1997.
10.23(e) Stock Option Agreement between the Registrant and Christopher Cline dated March 24, 1997 and amended July 29, 1997.
10.23(f) Stock Option Agreement between the Registrant and David Reese dated
         March 24, 1997 and amended July 29, 1997.
10.23(g) Stock Option Agreement between the Registrant and Bruce Crowley dated
         March 24, 1997 and amended July 29, 1997.
10.24(a) Stock Option Agreement, dated March 14, 1997, by and between ACTV Net,
         Inc. and William C. Samuels.

10.24(b) Stock Option Agreement, dated March 14, 1997, by and between ACTV Net,
         Inc. and Bruce Crowley
10.24(c) Stock Option Agreement, dated October 1, 1997, by and between ACTV Net,
         Inc. and William Samuels
10.24(d) Stock Option Agreement, dated October 1, 1997, by and between ACTV Net,
         Inc. and Bruce Crowley
10.25(a) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         William Samuels dated March 14, 1997 and amended January 14, 1998. 10.25(b) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         David Reese dated March 14, 1997 and amended January 14, 1998.
10.26(a) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(b) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(c) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(d) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(e) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998.
10.26(f) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998.
10.26(g) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(h) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(i) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(j) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(k) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998.
10.26(l) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998.
10.27 ACTV Entertainment Shareholder Agreement dated March 14, 1997 and amended January 14, 1998.
10.28    ACTV Net Shareholder Agreement dated March 14, 1997.
10.29    ACTV Net Additional Shareholder Agreement dated October 1, 1997.
10.30 ACTV Entertainment License dated March 14, 1997 between ACTV Inc., ACTV Holdings and ACTV Entertainment.
10.31 ACTV Net License Agreement dated March 13, 1997 between ACTV Inc., ACTV Holdings and ACTV Net.
10.32 The Los Angeles Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Los Angeles Individualized Television Network, Inc.
10.33 The San Francisco Individualized Television Network, Inc. Sublicense Agreement dated January 1, 1989 between ACTV Entertainment and The San Francisco Individualized Television Network, Inc.
10.34 The Texas Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Texas Individualized Television Network, Inc.
10.35 The Los Angeles Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV Inc., ACTV Entertainment and The Los Angeles Individualized Television Network, Inc.
10.36 The San Francisco Individualized Television Network, Inc. Service Agreement dated January 1, 1998 between ACTV Inc., ACTV Entertainment and The San Francisco Individualized Television Network, Inc.
10.37 The Texas Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV Inc., ACTV Entertainment and The Texas Individualized Television Network, Inc.
10.38 Form of Note Purchase Agreement of the Texas Individualized Television Network dated as of January 13, 1998 *****
10.39 Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement as of January 14, 1998 *****
21       Subsidiaries of the Registrant
27       Financial Data Schedule


* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.

*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
**** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
***** Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
****** Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of ACTV, Inc.:

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


March 18, 1998
New York, New York

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                   December 31,     December 31,
                                                       1996            1997
                                                   ------------    ------------
Current Assets:
   Cash and cash equivalents ...................   $  6,520,756    $    554,077
   Accounts receivable-net .....................        410,193         303,044
   Education equipment inventory ...............        337,504         237,757
   Other .......................................        316,962         308,653
                                                   ------------    ------------
       Total current assets ....................      7,585,415       1,403,531
                                                   ------------    ------------
Property and equipment-net .....................        724,089       2,596,785
                                                   ------------    ------------
Other Assets:
   Patents and patents pending .................        253,779         279,356
   Software development costs ..................             --         669,852
   Goodwill ....................................      3,067,560       2,641,188
   Other .......................................         61,781         311,206
                                                   ------------    ------------
       Total other assets ......................      3,383,120       3,901,602
                                                   ------------    ------------
            Total ..............................   $ 11,692,624    $  7,901,918
                                                   ============    ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......   $  1,594,655    $  1,882,159
   Deferred stock appreciation rights ..........        701,517              --
   Preferred dividends payable .................        195,384         603,469
                                                   ------------    ------------
       Total current liabilities ...............      2,491,556       2,485,628
Shareholders' equity:
   Preferred stock, $.10 par value, 1,000,000
       shares authorized, issued and
       outstanding none at December 31, 1996,
       86,200 at December 31, 1997 .............             --           8,620
   Convertible preferred stock, no par value,
       436,000 shares authorized: issued and
       outstanding 400,000  at December 31,
       1996, 316,944 at December 31, 1997 ......      9,115,664       7,029,708
   Common stock, $.10 par value, 35,000,000
       shares authorized: issued and
       outstanding 11,787,106 at December 31,
       1996, 14,614,611 at December 31, 1997 ...      1,178,711       1,461,461
   Additional paid-in capital ..................     38,272,205      44,140,596
   Notes receivable from stock sales ...........       (200,000)       (199,900)
   Accumulated deficit .........................    (39,165,512)    (47,024,195)
                                                   ------------    ------------
       Total shareholders' equity ..............      9,201,068       5,416,290
                                                   ------------    ------------
            Total ..............................   $ 11,692,624    $  7,901,918
                                                   ============    ============


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December 31,                  1995            1996            1997
                                      -----------    -----------    -----------
Revenues:

   Revenues .......................    $1,311,130     $1,459,540     $1,650,955
   License fees from related party            730         16,789             --
                                      -----------    -----------    -----------
      Total revenues ..............     1,311,860      1,476,329     $1,650,955

   Cost of Sales ..................       334,136        647,488        471,956
                                      -----------    -----------    -----------
      Gross profit ................       977,724        828,841      1,178,999

Expenses:

   Operating expenses .............     1,260,134      1,955,601      1,360,838
   Selling and administrative .....     4,998,020      6,332,759      6,880,311
   Depreciation and amortization ..       686,906        419,979        327,681
   Amortization of goodwill .......       426,372        426,372        426,372
   Loss on investment .............            --        274,325             --
   Stock appreciation rights ......       567,316        183,634       (346,892)
                                      -----------    -----------    -----------
      Total expenses ..............     7,938,748      9,592,670      8,648,310

Interest (income) .................      (138,510)      (158,732)      (116,870)
Interest expense--related parties .       98,392             --             --
                                      -----------    -----------    -----------
   Interest expense (income) - net        (40,118)      (158,732)      (116,870)

Loss before minority interest
   in equity of investee and
   extraordinary gain .............     6,920,906      8,605,097      7,352,441
                                      -----------    -----------    -----------

Net loss before extraordinary
gain ..............................     6,920,906      8,605,097      7,352,441
Gain on extinguishment of debt and
equipment lease obligations .......        94,117             --             --
                                      -----------    -----------    -----------
Net loss ..........................     6,826,789      8,605,097      7,352,441
Preferred stock dividend ..........            --        195,384        506,242
Loss applicable to common stock
shareholders ......................    $6,826,789     $8,800,481     $7,858,683
                                      ===========    ===========    ===========
Loss per common share before
extraordinary gain ................          $.68           $.75           $.61

Loss per common share after
extraordinary gain ................          $.67           $.75           $.61

Weighted average number of common
shares outstanding ................    10,162,128     11,739,768     12,883,848


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Common Stock               Preferred Stock         Additional
                                   --------------------------    -------------------------   ------------
                                                                                               Paid-In
                                      Shares         Amount        Shares        Amount         Capital        Deficit
                                   -----------    -----------    ----------    -----------   ------------    ------------
Balances January 1, 1995             9,019,550    $   901,955            --             --   $ 26,608,830    $(23,538,242)
Issuance of shares in connection
with financings                      1,990,293        199,029            --             --      8,730,627              --
Issuance of shares in connection
with exercise of stock options         308,247         30,825            --             --      1,129,924              --
Issuance of shares for services         78,329          7,833            --             --        217,361              --
Net loss                                    --             --            --             --             --      (6,826,789)
                                   -----------    -----------    ----------    -----------   ------------    ------------
Balances December 31, 1995          11,396,419    $ 1,139,642            --             --   $ 36,686,742    $(30,365,031)
                                   ===========    ===========    ==========    ===========   ============    ============
Issuance of shares in connection
with financings                        450,000         45,000       400,000      9,115,664      1,832,985
Issuance of shares for services         45,687          4,569                                     109,478
Reversal of option exercise           (105,000)       (10,500)                                   (357,000)
Net loss                                    --             --            --             --             --      (8,800,481)
                                   -----------    -----------    ----------    -----------   ------------    ------------
Balances December 31, 1996          11,787,106    $ 1,178,711       400,000    $ 9,115,664   $ 38,272,205    $(39,165,512)
                                   ===========    ===========    ==========    ===========   ============    ============
Issuance of shares in connection
with financings                        733,333         73,333        86,200          8,620      3,447,778
Issuance of shares for services        286,511         28,651                                     414,473
Issuance of shares in connection
with exchange of preferred stock     1,795,661        179,566       (83,056)    (2,085,956)     1,994,980
Issuance of shares in connection
with exercise of stock options          12,000          1,200                                      11,160
Net loss                                    --             --            --             --             --      (7,858,683)
                                   -----------    -----------    ----------    -----------   ------------    ------------
                                    14,614,611      1,461,461       403,144      7,038,328     44,140,596    $(47,024,195)
                                   ===========    ===========    ==========    ===========   ============    ============


                 See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                       1995         1996         1997
                                            ---------    ---------    ---------

Cash flows from operating activities:
     Net loss applicable to
     common shareholders ................ $(6,826,789) $(8,800,481) $(7,858,683)
                                          -----------  -----------  -----------
Adjustments to reconcile net loss to net
     cash used in operations:
     Depreciation and amortization .......  1,220,873      846,354      754,053
     Stock appreciation rights ...........   (183,309)     134,634     (701,517)
     Gain on extinguishment of
     debt obligation .....................    (94,717)          --           --
     Stock issued in lieu of cash
     compensation ........................    563,430      114,047      443,125
     Common stock issued for preferred
     dividends ...........................         --           --       98,156
     Loss on investment ..................         --      274,325           --
     Bad debt reserve ....................         --       82,746       43,188
Changes in assets and liabilities:
     Accounts receivable .................   (150,938)    (143,648)      63,960
     Education equipment inventory .......     34,065     (225,286)      99,747
     Other assets ........................     80,552     (542,824)    (241,117)
     Accounts payable and
     accrued expenses ....................    165,023      504,263      287,504
     Preferred stock dividends payable ...     93,333      195,384      408,085
                                          -----------  -----------  -----------
         Net cash used in operating
         activities ...................... (5,098,477)  (7,560,486)  (6,603,499)
                                          -----------  -----------  -----------
Cash flows from investing activities:
     Investment in patents pending .......         --           --      (50,000)
     Investment in property
     and equipment .......................   (575,323)    (444,189)  (2,159,576)
     Investment in systems ...............         --           --     (686,227)
                                          -----------  -----------  -----------
Net cash used in investing activities ....   (575,323)    (444,189)  (2,895,803)
Cash flows from financing activities:
     Proceeds from exercise of warrants
     and options .........................    122,810           --       12,360
     Proceeds from preferred
     stock issuances .....................         --    9,115,664    2,045,163
     Proceeds from equity financing ......  8,951,859    1,877,985    1,475,000
     Discounted note prepayment ..........   (101,458)          --           --
     Note repayment ...................... (2,247,469)          --          100
                                          -----------  -----------  -----------
Net cash provided by financing activities   6,725,742   10,993,649    3,532,623
                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash
equivalents ..............................  1,051,942    2,988,974   (5,966,679)
     Cash and cash equivalents,
     beginning of period .................  2,479,840    3,531,782    6,520,756
                                          -----------  -----------  -----------
     Cash and cash equivalents,
     end of period .......................  3,531,782    6,520,756      554,077
                                          ===========  ===========  ===========


                 See Notes to Consolidated Financial Statements.
          Supplemental disclosure of cash flow information: See Note 15

ACTV, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization ACTV, Inc. was incorporated July 8, 1983. ACTV, Inc. and its subsidiaries (the "Company" or "ACTV"), has developed and markets proprietary technologies for individualized television programming (the "Individualized Programming") and for Internet learning systems. Individualized Programming permits a viewer to experience instantly responsive television. Since its inception, the Company has been engaged in the development of Individualized Programming, the production of programs that use its Individualized Programming and the marketing and sales of the various products and services incorporating the Company's Individualized Programming. In 1997, the Company introduced to the education market eSchool Online ("eSchool"), a suite of software products that permit a teacher to use the Internet as an accompanying instructional tool during a live or pre-recorded video lesson.

Principles of Consolidation - The Company's consolidated financial statements include the balances of its wholly-owned operating subsidiaries. In consolidation, all intercompany account balances are eliminated.

Property and Equipment - Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives (generally five years). Depreciation expense for the years ended December 31, 1995, 1996 and 1997 aggregated $70,790, $189,957 and $286,883, respectively.

Education Equipment - Education equipment consists of standard personal computers adapted to provide individualized programming functionality, videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of cost or market.

Patents and Patents Pending - The cost of patents, which for patents issued represents the consideration paid for the assignment of patent rights to the Company by an employee and for patents pending represents legal costs related directly to such patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 1996, and 1997, are net of accumulated amortization of $116,371 and $141,072, respectively.

Software Development Costs - The Company capitalizes costs incurred for product software where economic and technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (5 years). The balance at December 31, 1997, is net of accumulated amortization of $16,376.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Sales are primarily recorded as products are shipped and services are rendered, using the completed contract method of accounting.

Research and Development - Research and development costs, which represent primarily refinements to the Individualized Programming, were $616,455 for the year ended December 31, 1995, $1,221,362 for the year ended December 31, 1996, and $551,328 for the year ended December 31, 1997.

Earnings/(Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the period ended December 31, 1997, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Loss per common share equals net loss divided by the weighted average number of shares of Company's common stock ("Common Stock") outstanding during the period. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share, as it would be anti-dilutive.

Reclassifications - Certain reclassifications have been made in the December 31, 1995, and 1996, financial statements to conform to the December 31, 1997, presentation.

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

Other Current Assets - The Company's consolidated balance sheets at December 31, 1996 and December 31, 1997 reflect balances of $343,962 and $224,712, respectively, related to cash advances made to executive officers.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130.

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statements is effective for fiscal years beginning after December 15, 1998. The Company has determined that the adoption of this statement will have no effect on the financial statements.

Statement of Financial Accounting Standards No. 131.

The Company is required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending December 31, 1998. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company has not yet determined what effect the adoption of this statement will have on the financial statements.

2.     NATURE OF OPERATIONS

The principal markets for the Company's products are in-home entertainment and education within the United States. The Company plans to sell individualized entertainment programming (initially professional and college sports programming) to the end user through cable television systems on a subscription basis. The Company sells eSchool and individualized distance learning programming and related hardware to schools, colleges, and private education networks. No single client accounted for more than 10% of the Company's revenues during the year ended December 31, 1997, except for Georgia Public Television, which accounted for approximately 17% and 24% of total revenues in 1996 and 1997, respectively and the Texas Workforce Commission, which accounted for 24% of total revenues in 1997. During 1996, the Company generated no revenues from the Texas Workforce Commission.

3.     ESTIMATES USED IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.     PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1996, and 1997, consisted of the following (at cost):

                                                1996              1997
                                              --------        ----------
Machinery and equipment                       $636,845        $2,931,682
Office furniture and fixtures                  357,373           501,435
                                              --------        ----------

Total                                          994,218         3,433,117

Less accumulated depreciation                  270,129           836,332
                                              --------        ----------
Total                                         $724,089        $2,596,785
                                              ========        ==========

5.     EXTRAORDINARY ITEM

During 1995, the Company realized an extraordinary gain of $94,117 related to the repayment of an obligation to a former affiliate of the Company at an amount below the value of which such obligation was carried on the books of the Company.

6.     FINANCING ACTIVITIES

In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

In connection with the purchase of such note, the Purchasers received on January 14, 1998 a common stock purchase warrant (the "Warrant") of Texas Network that grants the Purchasers the right to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network. The Warrant expires on June 30, 2003. The Warrant also grants the Purchasers the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock. After five years from the date of issuance, the Purchasers have the right to put the warrants to the Texas Network for a value based on a multiple of its operating income.

Prior to June 30, 1998, should the Company form and capitalize an entity with the intent to commence operations for a second Regional Network in one of the ten FOX Sports Net owned and operated regions, the Purchasers have a one time option to purchase notes from such entity on the same terms and conditions as the Texas Network financing.

During the first three months of 1998, the Company has raised a total of $1.4 million from a series of private placements of its Common Stock.

During 1997, the Company raised approximately $3.5 million from the proceeds of a series of private placements of Common Stock (approximately $1.5 million in net proceeds) and Series A Convertible Preferred Stock (approximately $2.0 million in net proceeds).

During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% convertible preferred stock (the "Convertible Preferred Stock") issued by its wholly-owned subsidiary ($9.1 million in net proceeds). The Convertible Preferred Stock is convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of Common Stock. After September 1, 1997, holders of the Convertible Preferred Stock have been able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. In addition, the Company has the right to redeem the Convertible Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. The Company believes that it is highly likely that the holders of the Convertible Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Convertible Preferred Stock in its consolidated statement of shareholders' equity.

Management of the Company believes that its current funds (taking into account the approximately $6.4 million raised during the first three months of 1998) will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional financing during this period.

7.     SHAREHOLDERS' EQUITY

At December 31, 1997, the Company had reserved shares of Common Stock for issuance as follows:


1989 Qualified Stock Option Plan                                    49,567
1989 Non-Qualified Stock Option Plan                                47,250
1996 Qualified Stock Option Plan                                   380,000
Options granted outside of formal plans                          3,062,401
                                                                 ---------

  Total                                                          3,539,218
                                                                 =========

Convertible Preferred Stock At December 31, 1997, the Company was authorized to issue 1,000,000 shares of blank check Preferred Stock, par value $0.10 per share, of which 120,00 shares have been designated Series A Convertible Preferred Stock. At December 31, 1997, 86.200 shares of Series A Convertible Preferred Stock were issued and outstanding.

Exchangeable Preferred Stock At December 31, 1997, the Company's wholly-owned subsidiary, ACTV Holdings, Inc. was authorized to issue 436,000 shares of Convertible Preferred Stock, no par value, of which 316,944 shares were issued and outstanding.

8.     STOCK OPTIONS

During 1989, the Board of Directors approved an Employee Incentive Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of up to 100,000 options to purchase Common Stock to key employees. The Employee Plan stipulates that the option price be not less than fair market value on the date of grant. Options granted will have an expiration date not to exceed ten years from the date of grant. At December 31, 1997, 97,500 options had been granted under this plan, of which 19,000 had been exercised and 28,933 had expired or been canceled.

In addition, in August 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), to be administered by the Board or a committee appointed by the Board. The Non-Qualified Plan provides for the granting of up to 100,000 options to purchase shares of Common Stock to employees, officers, directors, consultants and independent contractors. The Non-Qualified Plan stipulates that the option price be not less than fair market value at the date of grant, or such other price as the Board may determine. Options granted under this Plan shall expire on a date determined by the committee but in no event later than three months after the termination of employment or retainer. At December 31, 1997, 97,000 options had been granted under this plan, of which 22,250 had been exercised and 27,500 had expired or been canceled.

During 1996, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan provides for option grants to employees and others who provide significant services to the Company. Under the 1996 Option Plan, the Company is authorized to issue options for a total of 500,000 shares of Common Stock.

As of December 31, 1997, the Company had issued 430,000 options under the plan, of which none had been exercised and 50,000 had been canceled.

At December 31, 1997, the Company also had outstanding options that were issued to Directors, certain employees and consultants for the purchase of 3,062,401 shares of Common Stock that were not issued pursuant to a formal plan. The prices of these options range from $1.50 to $5.50 per share; they have expiration dates in the years 1998 through 2003. The options granted are not part of the Employee Incentive Stock Option Plan or the Non-Qualified Stock Option Plan discussed above.

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 is as follows:

                                        1997              1996              1995
                                       Wgtd.             Wgtd.             Wgtd.
                                        Avg.              Avg.              Avg.
                                 1997   Exer       1996   Exer       1995   Exer
                               Shares  Price     Shares  Price     Shares  Price
                            ----------------------------------------------------
Outstanding at beginning
of period                   3,328,718         2,747,082         1,605,104
Options granted               339,683  $1.91    887,500  $3.73  1,706,087  $3.41
Options exercised              17,000  $0.73         --     --    141,833  $2.33
Options terminated            112,183  $4.06    305,864  $3.76    422,276  $5.27
Outstanding at end
of period                   3,539,218  $1.81  3,328,718  $2.99  2,747,082  $3.27
Options exercisable at
end of period               2,363,134  $1.87  1,719,134  $3.19  1,091,083  $3.04




The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Weighted
                                      Aver-                                             Weighted
                        Number          age      Weighted                                  Aver-
                   Outstanding    Remaining         Aver-                    Number          age
         Range of           at  Contractual  age Exercise            Exercisable at     Exercise
  Exercise Prices     12/31/97         Life         Price                  12/31/97        Price
-------------------------------------------------------------------------------------------------
        0 to 1.50    2,822,718    5.0 Years         $1.50                 1,757,053        $1.50
     1.51 to 3.50      474,000    1.7 Years         $2.52                   446,915        $2.52
     3.51 to 5.50      242,500    1.7 Years         $4.05                   159,166        $4.18


The weighted average fair value of options granted during 1996 and 1997 was $1.21 and $.64 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's Common Stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for option issuances. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the years ended December 31, 1995, 1996 and 1997 would have been increased to the pro forma amounts indicated below:

Net loss to common shareholders        1995           1996           1997
                                       ----           ----           ----
         As reported                $6,826,789     $8,800,481    $7,858,683
         Pro forma                  $9,506,556     $9,685,735    $8,074,807

Net loss per common share              1995           1996           1997
                                       ----           ----           ----
         As reported                  $0.67          $0.75          $0.61
         Pro forma                    $0.94          $0.83          $0.63



The Company estimated the fair value of options issued during 1995, 1996 and 1997 on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility for 1995 and 1996 of 61.5%, expected volatility for 1997 of 57.3%, and a risk free interest rate of 6% for all years.

Certain employees, including the executive officers Samuels, Reese, Crowley and Cline, have been granted options to purchase Class B Common Stock, at fair value as of the date of grant, of certain of the Company's subsidiaries; such common stock, if issued, will have majority voting rights in such subsidiaries.

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

Both the 1992 and 1996 SAR Plans are administered by the Stock Appreciation Rights Committee (the "SAR Committee").

SARs may not be exercised until the six months from the date of grant. SARs issued pursuant to the 1992 SAR Plan vest in five equal annual installments beginning twelve months from the date of grant. SARs issued pursuant to the 1996 SAR Plan vest either in a lump sum or in such installments, which need not be equal, as the Committee shall determine. If a holder of a SAR ceases to be an employee, director or consultant of the Company or one of its subsidiaries or an affiliate, other than by reason of the holder's death or disability, any SARs that have not vested shall become void. Exercise of SARs also will be subject to such further restrictions (including limits on the time of exercise) as may be required to satisfy the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission and any other applicable law or regulation (including, without limitation, federal and state securities laws and regulations). SARs are not transferable except by will or under the laws of descent and distribution or pursuant to a domestic relations order as defined in the Internal Revenue Code of 1986, as amended.

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

Under the Company's 1992 SAR Plan, as of December 31, 1997, the Company has granted 516,000 outstanding SARs (with an exercise price of $1.50 per share) to ten employees. The SARs expire between 2001 and 2006. Under the Company's 1996 SAR Plan, as of December 31, 1997, the Company has granted 380,000 outstanding SARs (with an exercise price of $1.50 per share) to six employees. The SARs expire between 2002 and 2006. During 1997, a total of 203,000 SARs were exercised under both plans.

10.    INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects at an effective tax rate of 35.33% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996, and December 31, 1997, are as follows:

                                                     1996              1997
                                                 ------------      ------------
        Deferred tax assets:
               Operating loss carryforwards      $ 13,365,772      $ 16,131,213
               Differences between book and
                  tax basis of property                34,019            56,148
                                                 ------------      ------------
                                                   13,399,791        16,187,361
        Deferred tax liabilities:
               Differences between book and
                  tax basis of property              (106,819)         (181,104)
                                                 ------------      ------------
                                                   13,292,972        16,000,257

        Valuation Allowance                       (13,292,972)      (16,000,257)
                                                 ------------      ------------
        Net deferred tax asset                   $          0      $          0
                                                 ============      ============

The increase in the valuation allowance for the year ended December 31, 1997, was approximately $2.7 million. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 1997, the Company has Federal net operating loss carryovers of approximately $45.7 million. These carryovers may be subject to certain limitations and will expire between the years 1998 and 2012.

11.    COMMITMENTS

At December 31, 1997, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 1999 and 2001, were approximately $900,000. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1995, 1996 and 1997 aggregated $176,264, $129,600, and $330,430 respectively. The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions which extend two years after termination of employment with the Company. At December 31, 1997, the Company is committed to expend a total of approximately $2.7 million under these agreements.

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

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accruals, the carrying amounts approximated fair value because of their short maturity.

14.   INVESTMENT AND ADJUSTMENTS

In January 1995, the Company invested $274,325 in the common stock (approximately 15% of ownership interest) of a company (the "Licensee"), which had licensed the Company's Individualized Progrmming for commercialization in special-purpose theaters.

The Company also performed executive production services for the Licensee on a fee basis. During 1996, the Company recorded license fee and production service revenue from the Licensee of $16,789 and $199,666, respectively. At December 31, 1996, the Company had unpaid receivables pursuant to such revenues of $82,746.

During 1997, the Licensee filed for liquidation under United States Bankruptcy laws. In anticipation of such filing, at December 31, 1996 the Company provided a reserve for the full amount of the receivables outstanding of $82,746 and a valuation allowance for its full investment in the Licensee of $274,325.

15.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The consolidated balance sheet at December 31, 1996, reflects non-cash activity during the year ended December 31, 1996, that relates to a reversal of certain of the option exercises and resulting non-recourse loan transactions described above: a credit to shareholders' equity of $367,500.

The Company made no cash payments of interest or income taxes during the years ended December 31, 1996 and 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 27th day of March 1998.

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

Signature                  Title                                  Date
---------                  -----                                  ----


/s/ William C. Samuels     Chairman of the Board, Chief           March 27, 1998
------------------------   Executive Officer, President
William C. Samuels         and Director


/s/ David Reese            Executive Vice President,              March 27, 1998
------------------------   President - ACTV Entertainment, Inc.,
David Reese                and Director


/s/ Bruce Crowley          Executive Vice President,              March 27, 1998
------------------------   President - ACTV Net Inc.,
Bruce Crowley              and Director


/s/ Christopher C. Cline   Senior Vice President, Chief           March 27, 1998
------------------------   Financial Officer and Secretary
Christopher C. Cline


/s/ William Frank          Director                               March 27, 1998
------------------------
William A. Frank


/s/ Richard Hyman          Director                               March 27, 1998
------------------------
Richard Hyman


/s/ Jess Ravich            Director                               March 27, 1998
------------------------
Jess Ravich


/s/ Steven W. Schuster     Director                               March 27, 1998
------------------------
Steven W. Schuster

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                   ACTV, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)







                                    EXHIBITS

                                  EXHIBIT INDEX


3.1.a    Restated Certificate of Incorporation of the Company.*
3.1.b    Amendment to Certificate of Incorporation of the Company.**
3.2      By-Laws of the Company.*
9.1 Voting Agreement dated November 11, 1994, by and between William C. Samuels and Michael J. Freeman.***
9.2 Voting Trust Agreement dated March 10, 1994 by and among William C. Samuels, The Washington Post Company and ACTV, Inc.**
10.1 First Amendment to Lease, dated December January 13, 1997 by and between the Registrant, as the Tenant, and Rockefeller Center Properties, as the Landlord.****
10.2     Form of 1989 Employee Incentive Stock Option Plan.*
10.3     Form of Amendment No. 1 to 1989 Employee Incentive Stock Option Plan.*
10.4     Form of 1989 Employee Non-qualified Stock Option Plan.*
10.5     Form of Amendment No. 1 to 1989 Employee Non-qualified Stock Option
         Plan.*
10.8     1996 Non-qualified Stock Option Plan. ****
10.9     1992 Stock Appreciation Rights Plan. ****
10.10    1996 Stock Appreciation Rights Plan. ****
10.11 Employment Agreement dated August 1, 1995, as amended January 1, 1997 between the Company and William Samuels.
10.12 Employment Agreement dated August 1, 1995, as amended January 1, 1997 between the Company and David Reese.
10.13 Employment Agreement dated 15th day of December, 1995, as amended January 1, 1997 between the Company and Bruce Crowley.
10.14 Master Programming License Agreement dated December 2, 1996, by and between the Company and Liberty/Fox Sports, LLC. ****
10.15 Enhancement License Agreement dated December 4, 1996, by and between the Company and Prime Ticket Networks, L.P., d/b/a Fox Sports West.******, ****
10.16 Enhancement License Agreement dated February 28, 1997, by and between the Company and ARC Holding, Ltd., d/b/a Fox Sports Southwest.******,
         ****
10.17 Agreement dated march 30, 1995 between General Instrument Corporation and the Company.***
10.18 Technical Services Agreement dated May 1995 between the David Sarnoff Research Center, Inc. and the Company.***
10.19 Option Agreement dated December 4, 1995 between the David Sarnoff Research Center and the Company. ****
10.21(a) deleted
10.21(b) deleted
10.21(c) Option Agreement dated September 29, 1995 between the Company and
         Richard H. Bennett.***
10.21(d) Assignment dated September 29, 1995 between the Company and Richard H.
         Bennett.***
10.21(e) Stock Option Agreement between the Registrant and William Samuels dated
         December 1, 1995 and amended July 29, 1997.
10.21(f) Stock Option Agreement, dated March 24, 1997, by and between the
         Registrant and William C. Samuels. ****
10.21(h) Stock Option Agreement between the Registrant and David Reese dated
         December 1, 1995 and amended July 29, 1997.
10.21(j) Stock Option Agreement between the Registrant and Bruce Crowley dated
         December 1, 1995 and amended July 29, 1997.
10.22 Option Agreement, dated March 11, 1997, by and between the Registrant and The Washington Post Company.****
10.23(a) Stock Option Agreement between the Registrant and William Samuels dated
         February 21, 1998.
10.23(b) Stock Option Agreement between the Registrant and Bruce Crowley dated
         February 21, 1998.
10.23(c) Stock Option Agreement between the Registrant and David Reese dated
         February 21, 1998.
10.23(d) Stock Option Agreement between the Registrant and William Samuels dated
         March 24, 1997 and amended July 29, 1997.
10.23(e) Stock Option Agreement between the Registrant and Christopher Cline dated March 24, 1997 and amended July 29, 1997.

10.23(f) Stock Option Agreement between the Registrant and David Reese dated
         March 24, 1997 and amended July 29, 1997.
10.23(g) Stock Option Agreement between the Registrant and Bruce Crowley dated
         March 24, 1997 and amended July 29, 1997.
10.24(a) Stock Option Agreement, dated March 14, 1997, by and between ACTV Net,
         Inc. and William C. Samuels.
10.24(b) Stock Option Agreement, dated March 14, 1997, by and between ACTV Net,
         Inc. and Bruce Crowley
10.24(c) Stock Option Agreement, dated October 1, 1997, by and between ACTV Net,
         Inc. and William Samuels
10.24(d) Stock Option Agreement, dated October 1, 1997, by and between ACTV Net,
         Inc. and Bruce Crowley
10.25(a) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         William Samuels dated March 14, 1997 and amended January 14, 1998. 10.25(b) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         David Reese dated March 14, 1997 and amended January 14, 1998.
10.26(a) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(b) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(c) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(d) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998.
10.26(e) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998.
10.26(f) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998.
10.26(g) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(h) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(i) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(j) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998.
10.26(k) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998.
10.26(l) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998.
10.27 ACTV Entertainment Shareholder Agreement dated March 14, 1997 and amended January 14, 1998.
10.28    ACTV Net Shareholder Agreement dated March 14, 1997.
10.29    ACTV Net Additional Shareholder Agreement dated October 1, 1997.
10.30 ACTV Entertainment License dated March 14, 1997 between ACTV Inc., ACTV Holdings and ACTV Entertainment.
10.31 ACTV Net License Agreement dated March 13, 1997 between ACTV Inc., ACTV Holdings and ACTV Net.
10.32 The Los Angeles Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Los Angeles Individualized Television Network, Inc.
10.33 The San Francisco Individualized Television Network, Inc. Sublicense Agreement dated January 1, 1989 between ACTV Entertainment and The San Francisco Individualized Television Network, Inc.
10.34 The Texas Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Texas Individualized Television Network, Inc.
10.35 The Los Angeles Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV Inc., ACTV Entertainment and The Los Angeles Individualized Television Network, Inc.
10.36 The San Francisco Individualized Television Network, Inc. Service Agreement dated January 1, 1998 between ACTV Inc., ACTV Entertainment and The San Francisco Individualized Television Network, Inc.
10.37 The Texas Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV Inc., ACTV Entertainment and The Texas Individualized Television Network, Inc.
10.38 Form of Note Purchase Agreement of the Texas Individualized Television Network dated as of January 13, 1998 *****

10.39 Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement as of January 14, 1998 *****
21       Subsidiaries of the Registrant
27       Financial Data Schedule


* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.
*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
**** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
***** Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
****** Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.