Form 10-K/A
period 1997-12-31
ACTV INC /DE/
filed 1998-04-20
CIK 854152

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price on April 15, 1998) was $18,868,268.

As of April 15, 1998, there were 16,980,581 shares of the registrant's common stock outstanding.

The Company's Annual Report on Form 10-K filed March 31, 1998, is being amended to reflect changes to Part II: Item 6. - Selected Financial Data and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations; and to Part IV, Item 14. (a)1. - Financial Statements.

PART II

Item 6.  SELECTED FINANCIAL DATA

                                                 Years Ended December 31,
                                ------------------------------------------------------------
                                  1993        1994         1995         1996         1997
                                ---------   ---------    ---------    ---------   ----------
Statement of Operations:

Revenues(1)                    $  164,602  $  938,416  $ 1,311,860  $ 1,476,329  $ 1,650,955
Operating Expenses(1)           3,443,513   5,734,132    8,272,884   10,240,158    9,120,267
Equity in Net Loss of
ACTV Interactive(2)               506,303     143,500           --           --           --
Loss Before
Extraordinary Item(3)           4,156,955   5,122,010    6,920,906    8,605,097    7,352,441
Net Loss(3)                     4,156,955   4,465,240    6,826,789    8,605,097    7,352,441
Loss Applicable to Common
Stock Shareholders(5)           4,156,955   4,465,240    6,826,789   10,300,481   10,358,683
Weighted Average Shares
Outstanding                     5,800,134   7,897,278   10,162,128   11,739,768   12,883,848
Loss Per Common Share Before
Extraordinary Item(3)(5)              .72         .65          .68          .88          .80
Loss Per Common
Share(3)(5)                           .72         .57          .67          .88          .80

Balance Sheet Data:              12/31/93    12/31/94     12/31/95     12/31/96     12/31/97
                                ---------   ---------    ---------    ---------   ----------

Working Capital                 2,263,225   1,503,703    2,397,027    5,093,859   (1,082,097)
Total Assets                    5,920,720   7,733,314    8,551,128   11,692,624    7,901,918
Long Term Obligations           2,220,794   2,325,061           --           --           --
Stockholders' Equity(4)         1,910,603   3,972,543    6,893,853    9,201,068    5,416,290
Total Capitalization            4,131,397   6,297,604    6,893,853    9,201,068    5,416,290

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

(5) Restated for years ended December 31, 1996 and 1997; see Note 16 to consolidated financial statements.

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

      The Company is seeking to exploit the entertainment market, principally in the U.S., through the launch of regionally based entertainment networks ("Regional Networks") Programming for the Regional Networks is provided through the Company's strategic alliance with FOX Sports Net. The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

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

      For the Fiscal 1997 and 1996, the Company recorded $3,006,242 and $1,695,384, respectively, for dividends or accretions on convertible preferred stock issuances. All dividend payments were made in the Company's Common Stock. The increase during Fiscal 1997 is the result of the Company's having preferred stock outstanding for less than half of the year during Fiscal 1996.

      For Fiscal 1997, the Company's loss applicable to common shareholders was $10,358,683, or $.80 per share, an increase of less than 1% over the loss of $10,300,481 or $.88 per share, incurred in Fiscal 1996. The increase in net loss was due principally to higher dividends and accretion, in Fiscal 1997, which more than offset the positive effects of higher gross margins, lower operating expenses, lower depreciation, amortization, and stock appreciation rights expenses during the more recent year.

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

      For the year ended December 31, 1996, the Company recorded $1,695,384 for dividends or accretions to holders of convertible preferred stock issued in August 1996 by one of its wholly-owned subsidiaries.

      For Fiscal 1996, the Company's loss applicable to common shareholders was $10,300,481 or $.88 per share, an increase of 51% over the loss of $6,826,789 or $.67 per share, incurred in Fiscal 1995. Included in the Fiscal 1995 net loss is an extraordinary gain of $94,117, or $.01 per share as the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. The increase in loss applicable to common shareholders was due to higher dividends and accretions, increased operating, selling and administrative expenses and lower operating margins during the more recent year, as noted above.

Liquidity and Capital Resources

      Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through December 31, 1997, the Company had an accumulated deficit of approximately $51 million. The Company's cash position on December 31, 1997, was $554,077, compared to $6,520,756 on December 31, 1996.

      During the year ended December 31, 1997, the Company used $6,603,499 in cash for its operations, compared with $7,560,486 for the year ended December 31, 1996. The decrease in the more recent year was due to lower operating expenses and higher gross margins, which more than offset higher selling and administrative expenses. The Company met its cash needs in the year ended December 31, 1997 from a series of private placements of Common Stock (approximately $1.5 million in net proceeds, including the $1 million placement with GI) and Series A Convertible Preferred Stock (approximately $2.0 million in net proceeds). The Company met its cash needs in the year ended December 31, 1996 from the proceeds of a private placement of Common Stock ($1.9 million in net proceeds) and of convertible preferred stock issued by its wholly-owned subsidiary and convertible into shares of the Company ($9.1 million in net proceeds).

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

      All of the Company's operating subsidiaries have been dependent on advances from the Company to meet their obligations. The Company's subsidiary, The Texas Individualized Television

Network, Inc., raised funds directly for its operations in January 1998 and expects to fund its operations for the foreseeable future from the proceeds of this financing (see description below). During the year ended December 31, 1997, the Company advanced approximately $2.6 million to ACTV Net, $3 million to The Texas Individualized Television Network, Inc., and $2 million to ACTV Entertainment, Inc. and its other subsidiaries.

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

Schedule II - Valuation and Qualifying Accounts and Reserves

                        Column B        Column C            Column D    Column E
                      ----------  ----------------------  ----------  ----------
                      Balance at  Charged to  Charged to              Balance at
                       Beginning   Costs and       Other  Deductions         End
Description            of Period    Expenses    Accounts   -Describe   of Period
--------------------------------------------------------------------------------
  Year ended 12/31/96:

Accounts receivable
allowance for doubtful
accounts ..............                         $ 82,746                $ 82,746

Reserve for investment
losses ................                         $274,325                $274,325

  Year ended 12/31/97:

Accounts receivable
allowance for doubtful
accounts .............. $ 82,746                $ 43,188    $ 82,746    $ 43,188

Reserve for investment
losses ................ $274,325                            $274,325          --

During 1997, the balances of $82,746 for accounts receivable allowance and $274,325 for investment loss reserve were written off as uncorrectable and unrecoverable, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ACTV, Inc.:

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying 1996 and 1997 consolidated financial statements have been restated.

Deloitte & Touche LLP
New York, New York

March 18, 1998, (April 17, 1998 as to Note 16)

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

            ASSETS

                                                    December 31,    December 31,
                                                           1996            1997
                                                    (as restated   (as restated
                                                    see Note 16)    see Note 16)
                                                    ------------   ------------
Current Assets:
   Cash and cash equivalents .....................  $  6,520,756   $    554,077
   Accounts receivable-net .......................       410,193        303,044
   Education equipment inventory .................       337,504        237,757
   Other .........................................       316,962        308,653
                                                    ------------   ------------
      Total current assets .......................     7,585,415      1,403,531
                                                    ------------   ------------
Property and equipment-net .......................       724,089      2,596,785
                                                    ------------   ------------
Other Assets:
   Patents and patents pending ...................       253,779        279,356
   Software development costs ....................            --        669,852
   Goodwill ......................................     3,067,560      2,641,188
   Other .........................................        61,781        311,206
                                                    ------------   ------------
      Total other assets .........................     3,383,120      3,901,602
                                                    ------------   ------------
         Total ...................................  $ 11,692,624   $  7,901,918
                                                    ============   ============

      LIABILITIES AND
      SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .........  $  1,594,655   $  1,882,159
   Deferred stock appreciation rights ............       701,517             --
   Preferred dividends payable ...................       195,384        603,469
                                                    ------------   ------------
      Total current liabilities ..................     2,491,556      2,485,628
Shareholders' equity:
   Preferred stock, $.10 par value, 1,000,000
      shares authorized, issued and out-
      standing none at December 31, 1996,
      86,200 at December 31, 1997 ................            --          8,620
   Preferred stock of a subsidiary holding
      solely parent company obligations and
      convertible into common shares of
      the parent, no par value,
      436,000 shares authorized: issued and
      outstanding 400,000 at December 31,
      1996, 316,944 at December 31, 1997  ........     6,615,664      7,029,708
   Common stock, $.10 par value, 35,000,000
      shares authorized: issued and outstand-
      ing 11,787,106 at December 31, 1996,
      14,614,611 at December 31, 1997 ............     1,178,711      1,461,461
   Additional paid-in capital ....................    42,272,205     48,140,596
   Notes receivable from stock sales .............      (200,000)      (199,900)
   Accumulated deficit ...........................   (40,665,512)   (51,024,195)
                                                    ------------   ------------
      Total shareholders' equity .................     9,201,068      5,416,290
                                                    ------------   ------------
         Total ...................................  $ 11,692,624   $  7,901,918
                                                    ============   ============


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                     1995         1996          1997
                                                      (as restated  (as restated
                                                      see Note 16)  see Note 16)
                                         ----------    -----------   -----------
Revenues:

  Revenues ............................  $1,311,130    $1,459,540    $1,650,955
  License fees from related party .....         730        16,789            --
                                         ----------   -----------   -----------
    Total revenues ....................   1,311,860     1,476,329    $1,650,955

  Cost of Sales .......................     334,136       647,488       471,956
                                         ----------   -----------   -----------
    Gross profit ......................     977,724       828,841     1,178,999

Expenses:

  Operating expenses ..................   1,260,134     1,955,601     1,360,838
  Selling and administrative ..........   4,998,020     6,332,759     6,880,311
  Depreciation and amortization .......     686,906       419,979       327,681
  Amortization of goodwill ............     426,372       426,372       426,372
  Loss on investment ..................          --       274,325            --
  Stock appreciation rights ...........     567,316       183,634      (346,892)
                                         ----------   -----------   -----------
    Total expenses ....................   7,938,748     9,592,670     8,648,310

Interest (income) .....................    (138,510)     (158,732)     (116,870)
Interest expense--related parties .....      98,392            --            --
                                         ----------   -----------   -----------
  Interest expense (income) - net .....     (40,118)     (158,732)     (116,870)
                                         ----------   -----------   -----------

Net loss before extraordinary
gain ..................................   6,920,906     8,605,097     7,352,441
Gain on extinguishment of debt ........      94,117            --            --
                                         ----------   -----------   -----------
Net loss ..............................   6,826,789     8,605,097     7,352,441
Preferred stock dividends and
accretions.............................          --     1,695,384     3,006,242
Loss applicable to common stock
shareholders ..........................  $6,826,789   $10,300,481   $10,358,683
                                         ==========   ===========   ===========
Basic loss per common share before
extraordinary gain ....................        $.68          $.88          $.80

Basic loss per common share after
extraordinary gain ....................        $.67          $.88          $.80

Weighted average number of common
shares outstanding ....................  10,162,128    11,739,768    12,883,848


             See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock                Preferred Stock        Additional
                                               --------------------------    -----------------------      Paid-In
                                                                                                       ------------
                                                 Shares        Amount          Shares       Amount        Capital         Deficit
                                               -----------    -----------    ----------   ----------   ------------    ------------
Balances January 1, 1995                         9,019,550    $   901,955                              $ 26,608,830    $(23,538,242)
Issuance of shares in connection
with financings                                  1,990,293        199,029           --            --      8,730,627              --
Issuance of shares in connection
with exercise of stock options                     308,247         30,825           --            --      1,129,924              --
Issuance of shares for services                     78,329          7,833           --            --        217,361              --
Net loss                                                --             --           --            --             --      (6,826,789)
                                               -----------    -----------      -------    ----------   ------------    ------------
Balances December 31, 1995                      11,396,419    $ 1,139,642                              $ 42,686,742    $(30,365,031)
                                               ===========    ===========      =======    ==========   ============    ============
Issuance of shares in connection
with financings                                    450,000         45,000      400,000     5,115,664      5,832,985
Accretion of subsidiary
preferred stock beneficial feature                                                         1,500,000
Issuance of shares for services                     45,687          4,569                                   109,478
Reversal of option exercise                       (105,000)       (10,500)                                 (357,000)
Net loss                                                                                                                 (8,605,097)
Preferred stock dividend and
accretion                                                                                                                (1,695,384)
                                               -----------    -----------      -------    ----------   ------------    ------------
Balances December 31, 1996 (as restated,
see Note 16)                                    11,787,106    $ 1,178,711      400,000    $6,615,664   $ 42,272,205    $(40,665,512)
                                               ===========    ===========      =======    ==========   ============    ============
Issuance of shares in connection
with financings                                    733,333         73,333       86,200         8,620      3,447,778
Accretion of subsidiary
preferred stock beneficial feature                                                         2,500,000
Issuance of shares for services                    286,511         28,651                                   414,473
Issuance of shares in connection
with exchange of preferred stock                 1,795,661        179,566      (83,056)   (2,085,956)     1,994,980
Issuance of shares in connection
with exercise of stock options                      12,000          1,200                                    11,160
Net loss                                                                                                                 (7,352,441)
Preferred stock dividend and
accretion                                                                                                                (3,006,242)
                                               -----------    -----------      -------    ----------   ------------    ------------
December 31, 1997 (as restated,
see Note 16)                                    14,614,611      1,461,461      403,144     7,038,328     48,140,596    $(51,024,195)
                                               ===========    ===========      =======    ==========   ============    ============


                 See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                        1995            1996            1997
                                                            -----------    ------------    ------------
Cash flows from operating activities:
     Net loss applicable to common shareholders .........   $(6,826,789)   $(10,300,481)   $(10,358,683)
                                                            -----------    ------------    ------------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization ......................     1,220,873         846,354         754,053
     Stock appreciation rights ..........................      (183,309)        134,634        (701,517)
     Gain on extinguishment of debt obligation ..........       (94,717)             --              --
     Stock issued in lieu of cash compensation ..........       563,430         114,047         443,125
     Common stock issued or reserved for
     preferred dividends and accretions .................            --       1,500,000       2,598,156
     Loss on investment .................................            --         274,325              --
     Bad debt reserve ...................................            --          82,746          43,188
Changes in assets and liabilities:
     Accounts receivable ................................      (150,938)       (143,648)         63,960
     Education equipment inventory ......................        34,065        (225,286)         99,747
     Other assets .......................................        80,552        (542,824)       (241,117)
     Accounts payable and accrued expenses ..............       165,023         504,263         287,504
     Preferred stock dividends payable ..................        93,333         195,384         408,085
                                                            -----------    ------------    ------------
         Net cash used in operating
         activities .....................................    (5,098,477)     (7,560,486)     (6,603,499)
                                                            -----------    ------------    ------------
Cash flows from investing activities:
     Investment in patents pending ......................            --              --         (50,000)
     Investment in property and equipment ...............      (575,323)       (444,189)     (2,159,576)
     Investment in systems ..............................            --              --        (686,227)
                                                            -----------    ------------    ------------
Net cash used in investing activities ...................      (575,323)       (444,189)     (2,895,803)
Cash flows from financing activities:
     Proceeds from exercise of warrants
     and options ........................................       122,810              --          12,360
     Proceeds from preferred stock issuances ............            --       9,115,664       2,045,163
     Proceeds from equity financing .....................     8,951,859       1,877,985       1,475,000
     Discounted note prepayment .........................      (101,458)             --              --
     Note repayment .....................................    (2,247,469)             --             100
                                                            -----------    ------------    ------------
Net cash provided by financing activities ...............     6,725,742      10,993,649       3,532,623
                                                            -----------    ------------    ------------
Net (decrease) increase in cash and
     cash equivalents ...................................     1,051,942       2,988,974      (5,966,679)
     Cash and cash equivalents,
     beginning of period ................................     2,479,840       3,531,782       6,520,756
                                                            -----------    ------------    ------------
     Cash and cash equivalents,
     end of period ......................................     3,531,782       6,520,756         554,077
                                                            ===========    ============    ============


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

Education Equipment - Education equipment consists of standard personal computers adapted to provide individualized programming functionality, videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of first-in, first-out cost or market.

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

Research and Development - Research and development costs, which represent primarily refinements to Individualized Programming, were $616,455 for the year ended December 31, 1995, $1,221,362 for the year ended December 31, 1996, and $551,328 for the year ended December 31, 1997.

Earnings/(Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the period ended December 31, 1997, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Loss per common share equals net loss divided by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share, as it would be anti-dilutive.

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

New Accounting Pronouncements
-----------------------------

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

4.    PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1996, and 1997, consisted of the following (at cost):

                                  1996        1997
                                --------   ---------

Machinery and equipment         $636,845   2,931,682

Office furniture and fixtures    357,373     501,435
                                --------   ---------

Total                            994,218   3,433,117

Less accumulated depreciation    270,129     836,332
                                --------   ---------

Total                           $724,089   2,596,785
                                ========   =========

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

During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% convertible preferred stock (the "Convertible Preferred Stock") issued by its wholly-owned subsidiary and convertible into shares of the Company ($9.1 million in net proceeds). The Convertible Preferred Stock is convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of Common Stock. After September 1, 1997, holders of the Convertible Preferred Stock have been able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. In addition, the Company has the right to redeem the Convertible Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. The Company believes that it is highly likely that the holders of the Convertible Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Convertible Preferred Stock in its consolidated statement of shareholders' equity.

The Convertible Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. Preferred stock accretions of $1.5 million and $2.5 million, respectively, were recorded for the years ended December 31, 1996 and 1997.

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
                                          =========

Convertible Preferred Stock At December 31, 1997, the Company was authorized to issue 1,000,000 shares of blank check Preferred Stock, par value $0.10 per share, of which 120,00 shares have been designated Series A Convertible Preferred Stock. At December 31, 1997, 86,200 shares of Series A Convertible Preferred Stock were issued and outstanding. Dividends, which are payable in cash or in kind, are payable semi-annually at a rate of 7% per annum.

Exchangeable Preferred Stock At December 31, 1997, the Company's wholly-owned subsidiary, ACTV Holdings, Inc. was authorized to issue 436,000 shares of Convertible Preferred Stock, no par value, of which 316,944 shares were issued and outstanding. Dividends, which are payable in cash or in kind, compound quarterly and are payable semi-annually at a rate of 5% per annum.

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

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 is as follows:

                                    1997                1996                1995
                                   Wgtd.               Wgtd.               Wgtd.
                                    Avg.                Avg.                Avg.
                            1997    Exer        1996    Exer        1995    Exer
                          Shares   Price      Shares   Price      Shares   Price
                       ---------   -----   ---------   -----   ---------   -----
Outstanding at
beginning of period    3,328,718           2,747,082
Options granted          339,683   $1.91     887,500   $3.73   1,706,087   $3.41
Options exercised         17,000   $0.73          --      --     141,833   $2.33
Options terminated       112,183   $4.06     305,864   $3.76     422,276   $5.27
Outstanding at end
of period              3,539,218   $1.81   3,328,718   $2.99   2,747,082   $3.27
Options exercisable
at end of period       2,363,134   $1.87   1,719,134   $3.19   1,091,083   $3.04

The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Weighted
                        Number      Average      Weighted                               Weighted
                   Outstanding    Remaining       Average                    Number      Average
         Range of           at  Contractual      Exercise            Exercisable at     Exercise
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

Loss to common shareholders         1995          1996            1997
                                    ----          ----            ----
      As reported               $6,826,789     $10,300,481    $10,358,683
      Pro forma                 $9,506,556     $11,185,735    $10,574,807

Net loss per common share           1995          1996            1997
                                    ----          ----            ----
      As reported                   $0.67         $0.88          $0.80
      Pro forma                     $0.94         $0.95          $0.82

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

                                                               1996           1997
                                                               ----           ----
Deferred tax assets:
     Operating loss carryforwards                         $ 13,365,772    $ 16,131,213
     Differences between book and tax basis of property         34,019          56,148
                                                          ------------    ------------
                                                            13,399,791      16,187,361

Deferred tax liabilities:
     Differences between book and tax basis of property       (106,819)       (181,104)
                                                          ------------    ------------
                                                            13,292,972      16,000,257

Valuation Allowance                                        (13,292,972)    (16,000,257)
                                                          ------------    ------------
Net deferred tax asset                                    $          0    $          0
                                                          ============    ============

The increase in the valuation allowance for the year ended December 31, 1996 and 1997, was approximately $3.3 million and $2.7 million respectively. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 1997, the Company has Federal net operating loss carryovers of approximately $45.7 million. These carryovers may be subject to certain limitations and will expire between the years 1998 and 2012.

11.   COMMITMENTS

At December 31, 1997, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 1999 and 2001, were approximately $980,000. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1995, 1996 and 1997 aggregated $176,264, $129,600, and $330,430 respectively. The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions which extend two years after termination of employment with the Company. At December 31, 1997, the Company is committed to expend a total of approximately $2.7 million under these agreements.

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

14.   INVESTMENT AND ADJUSTMENTS

In January 1995, the Company invested $274,325 in the common stock (approximately 15% of ownership interest) of a company (the "Licensee"), which had licensed the Company's Individualized Programming for commercialization in special-purpose theaters.

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

15.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended December 31, 1995, the Company made non-recourse loans to certain employees to purchase the Company's common stock by exercising options. The consolidated balance sheet at December 31, 1996, reflects non-cash activity during the year ended December 31, 1996, that relates to a reversal of certain of these option exercises and resulting non-recourse loan transactions: a decrease in notes receivable from stock sales and a decrease in common stock and additional paid-in capital of $367,500.

The Company made no cash payments of interest or income taxes during the years ended December 31, 1996 and 1997.

16.   RESTATMENT

Subsequent to the issuance of the 1996 and 1997 financial statements, management determined that the Company's consolidated financial statements for the years ended December 31, 1996 and 1997, should be restated to conform with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period. As a result of this restatement, loss applicable to common shareholders increased by $1,500,000 ($.13 per share) and $2,500,000 ($.19 per share), respectively, for the years ended December 31, 1996 and 1997. Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 16th day of April 1998.

                                        ACTV, Inc.

                                        By: /s/ William C. Samuels
                                            ------------------------------------
                                            William C. Samuels
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature                    Title                                  Date

/s/ William C. Samuels     Chairman of the Board, Chief           April 16, 1998
------------------------   Executive Officer, President and
William C. Samuels         Director





/s/ David Reese            Executive Vice President, President -  April 16, 1998
------------------------   ACTV Entertainment, Inc., and
David Reese                Director





/s/ Bruce Crowley          Executive Vice President, President -  April 16, 1998
------------------------   ACTV Net Inc., and Director
Bruce Crowley




/s/ Christopher C. Cline   Senior Vice President, Chief           April 16, 1998
------------------------   Financial Officer and Secretary
Christopher C. Cline




/s/ William Frank          Director                               April 16, 1998
------------------------
William A. Frank

/s/ Richard Hyman          Director                               April 16, 1998
------------------------
Richard Hyman

/s/ Jess Ravich            Director                               April 16, 1998
------------------------
Jess Ravich

/s/ Steven W. Schuster     Director                               April 16, 1998
------------------------
Steven W. Schuster