Form 10-Q
period 1998-03-31
ACTV INC /DE/
filed 1998-05-15
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

As of May 15, 1998, there were 18,164,668 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                               December 31,             March 31,
                                                                     1997                  1998
                                                            (as restated,
                                                              see Note 7)
                                                             --------------        ------------
Current Assets:
     Cash and cash equivalents.........................      $    554,077          $  3,071,619
     Accounts receivable-net...........................           303,044               517,756
     Education equipment inventory.....................           237,757               237,757
     Other.............................................           308,653               398,423
                                                             ------------          ------------
         Total current assets..........................         1,403,531             4,225,555
                                                             ------------          ------------
Property and equipment-net.............................         2,596,785             2,593,080
                                                             ------------          ------------
Other Assets:
     Patents and patents pending.......................           279,356               321,520
     Software development costs........................           669,852               688,486
     Goodwill                                                   2,641,188             2,534,595
     Other.............................................           311,206               612,961
                                                             ------------          ------------
         Total other assets............................         3,901,602             4,157,562
                                                             ============          ============
              Total ...................................      $  7,901,918          $ 10,976,197
                                                             ============          ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses..............     $  1,882,159          $  1,354,830
     Deferred stock appreciation rights.................               --                63,594
     Preferred dividends payable........................          603,469               669,939
                                                             ------------          ------------
         Total current liabilities......................        2,485,628             2,088,363
Long-Term Liabilities
      Notes Payable                                                    --             3,679,877
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000 shares
       authorized, issued and outstanding 86,200 at
       December 31, 1997 and March 31, 1998.............            8,620                 8,620
     Preferred stock of a subsidiary, holding solely
       parent company obligations, and convertible into
       common shares of the parent, no par value, 436,000
       shares authorized: issued and outstanding  316,944 at
       December 31, 1997, 281,823 at March 31, 1998.....        7,029,708             6,138,514
     Common stock, $.10 par value, 65,000,000 shares
      authorized: issued and outstanding 14,614,611 at
      December 31, 1997, 16,980,581 at March 31, 1998...        1,461,461             1,698,058
     Additional paid-in capital.........................       48,140,596            52,325,411
     Notes receivable from stock sales..................         (199,900)           (1,166,314)
     Accumulated deficit................................      (51,024,195)          (53,796,332)
                                                             ------------          ------------
         Total shareholders' equity.....................        5,416,290             5,207,957
                                                             ------------          ------------
              Total.....................................     $  7,901,918          $ 10,976,197
                                                             ============          ============

                              See Notes to Consolidated  Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,                                1997
                                                       (as restated,
                                                        see Note 7)              1998
                                                        ----------            ----------
Revenues:

   Revenues..................................           $  907,944            $  361,247
                                                        ----------            ----------
      Total revenues.........................              907,944               361,247

   Cost of Sales.............................              279,491                47,603
                                                        ----------            ----------
      Gross profit...........................              628,453               313,644

Expenses:

   Operating expenses........................              346,290               362,714
   Selling and administrative................            1,984,845             2,043,516
   Depreciation and amortization.............               47,980               212,501
   Amortization of goodwill..................              106,593               106,593
   Stock appreciation rights.................             (277,037)               63,594
                                                        ----------            ----------
      Total expenses.........................            2,208,671             2,788,918

Interest (income)............................              (58,137)              (39,840)
Interest expense.............................                   --               200,044
                                                        ----------            ----------
   Interest expense (income) - net...........              (58,137)              160,204
                                                        ----------            ----------
Net loss.....................................            1,522,081             2,635,478
Preferred stock dividends and accretions.....              749,221               136,659
Loss applicable to common stock
shareholders.................................           $2,271,302            $2,772,137
                                                        ==========            ==========

Basic loss per common share..................           $      .19            $      .17

Weighted average number of common shares
outstanding..................................           11,829,110            16,088,087

                              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

         Three Months Ended March 31,                      1997
                                                      (as restated,
                                                       see Note 7)               1998
                                                      -----------            -----------
Cash flows from operating activities:
     Net loss applicable to common
     shareholders..............................       $(2,271,302)           $(2,772,137)
                                                      -----------            -----------
Adjustments to reconcile net
     loss to net cash used in operations:
     Depreciation and amortization.............           207,535                319,094
     Stock appreciation rights.................          (631,662)                63,594
     Amortization of Stock Warrants............                --                 52,362
     Stock issued in lieu of cash
     compensation..............................                --                295,139
     Common stock issued  or reserved for
     preferred dividends and accretions........           627,679                 70,189
Changes in assets and liabilities:
     Accounts receivable.......................          (523,151)              (214,712)
     Education equipment inventory.............             9,093
     Other assets..............................           (40,445)               (69,339)
     Accounts payable and accrued expenses.....           214,507               (527,329)
     Preferred stock dividends payable.........           121,542                 66,470
         Net cash used in operating
         activities............................        (2,286,204)            (2,716,669)
                                                      -----------            -----------
Cash flows from investing activities:
     Investment in patents pending.............                --                (50,000)
     Investment in property and equipment......           (90,787)              (166,027)
     Investment in systems.....................                --                (53,566)
                                                      -----------            -----------
Net cash used in investing activities..........           (90,787)              (269,593)
Cash flows from financing activities:
     Net proceeds from debt issuance...........                --              4,677,814
     Redemption of preferred stock.............            (9,565)              (565,759)
     Proceeds from equity financing............                --              1,391,749
                                                      -----------            -----------
Net cash provided by financing activities......            (9,565)             5,503,804
                                                      -----------            -----------
Net (decrease) increase in cash and cash
equivalents   .................................        (2,386,556)             2,517,542
     Cash and cash equivalents,
     beginning of period.......................         6,520,756                554,077
                                                      -----------            -----------
     Cash and cash equivalents,
     end of period.............................         4,134,200              3,071,619
                                                      ===========            ===========

See Notes to Consolidated Financial Statements.
Supplemental disclosure of cash flow information:  See Note 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998

1(a) The consolidated financial statements are unaudited, except as indicated. In the opinion of management, these consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for all periods. The financial results for the interim periods presented are not necessarily indicative of the results to be expected for either succeeding quarters or the full fiscal year.

1(b) Management of the Company believes that its current funds will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K/A1 for the year ended December 31, 1997. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at March 31, 1998 and December 31, 1998 reflect capitalized software production costs of $688,486 and $669,852, respectively, classified as a component of "Other" non-current assets.

3. The Company's balance sheets at March 31, 1998 and December 31, 1997 also reflect a debit to shareholders' equity of $1,166,314 related to (a) a loan made by the Company to an employee in August 1995 (March 31, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to three employees in the first three months of 1998 (March 31, 1998 balance of $966,414). All of the loans were made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan will be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the period from the issuance of the loan through January 1, 1999. Such compensation expense recorded for the three months ended March 31, 1998 was $260,638.

4. In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

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

      For accounting purposes the Company has allocated approximately $1.2 million to the Warrant, which is reflected as a credit to additional paid-in capital. The $1.2 million is being charged as additional interest expense over the life of the Note.

5. During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% exchangeable preferred stock (the "Exchangeable Preferred Stock") issued by its wholly-owned subsidiary and convertible into shares of the Company ($9.1 million in net proceeds). The Exchangeable Preferred Stock is convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of Common Stock. After September 1, 1997, holders of the Exchangeable Preferred Stock have been able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. In addition, the Company has the right to redeem the Exchangeable Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. The Company believes that it is highly likely that the holders of the Exchangeable Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Exchangeable Preferred Stock in its consolidated statement of shareholders' equity.

      The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $625,000 was recorded for the three months ended March 31, 1997, as restated (see Note 7 below).

6. The consolidated balance sheet at March 31, 1998, reflects non-cash activity during the three month period ended March 31, 1998, that relates to a the option exercises and resulting non-recourse loan transactions described in Note 3 above: an increase in notes receivable from stock sales and an increase in common stock and additional paid-in capital of a total of $1,227,053. The Company made no cash payments of interest or income taxes during the three months ended March 31, 1997, or March 31, 1998.

7. Subsequent to the issuance of the Company's 1996 and 1997 financial statements, management determined that the Company's consolidated financial statements for years 1996 and 1997, should be restated to conform with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period. As a result of this restatement, loss applicable to common shareholders for the three months ended March 31, 1997 increased by $625,000 ($.04 per share. Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement.

8. Had the Company reported its results on a fully diluted basis for the three month periods ended March 31, 1998 and March 31, 1997, basic loss per common share would have been $.10 for both periods.

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

     Since its inception, the Company has incurred operating losses approximating $54 million related directly to the development and marketing of the Individualized Programming and eSchool.

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

     The Company plans to launch its first Regional Network in 1998 in the regions served by FOX Sports Southwest (the "Southwest Regional Network"). FOX Sports Southwest distributes programming to more than 5 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Southwest Regional Network will feature individualized telecasts of professional basketball (Houston Rockets, Dallas Mavericks, San Antonio Spurs), hockey (Dallas Stars), and baseball (Texas Rangers, Houston Astros), along with college sports events from the Southeastern, Southland and Western Athletic conferences.

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

RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended March 31, 1998 and March 31, 1997
-------------------------------------------------------------------------

During the three month period ended March 31, 1998 ("First Quarter 1998"), the Company's revenues decreased 60.2%, to $361,247, from $907,944 in the three month period ended March 31, 1997 ("First Quarter 1997"). The Company was able to recognize only of portion of total revenues contracted during First Quarter 1998, unlike 1997, due to its conformity with a new American Institute of Certified Public Accountants' Statement of Position 97-2, which mandates for fiscal years beginning after December 15, 1997 that software companies defer revenue recognition until 100% of software and related services are delivered. All but 2% of the Company's revenues in First Quarter 1998 were derived from Internet sales, compared to First Quarter 1997, when all revenues were related to television-based education hardware and content.

The cost of sales, as a percentage of sales revenue, decreased to 13% in the more recent quarter as compared to 31% in the corresponding 1997 quarter. The decrease was the result of the shift in the more recent quarter, as noted above, to the sale of Internet products and services, which carry a higher profit margin than the Company's television-based education revenue sources.

Total expenses excluding cost of sales and interest expense increased approximately 26%, by $580,247 in First Quarter 1998, to $2,788,918, from $2,208,671 in First Quarter 1997. The increase was due principally to increases in stock appreciation rights (SARs) expense and depreciation expense. The Company recognized an expense related to SARs of $63,594 in the more recent quarter, compared to income in the amount of $277,037 in First Quarter 1997. The difference of $340,631 was the result of an increase in the price of ACTV, Inc.'s common stock during First Quarter 1998, compared to a price decrease during First Quarter 1997.

Depreciation and amortization expense increased $164,521 in First Quarter 1998 to $319,094, from $154,573 in First Quarter 1997, due to higher depreciation in the more recent quarter related primarily to the Company's master control facility in Texas, which was completed in the last quarter of 1997.

The Company incurred interest expense and accretion in the First Quarter of 1998 of $200,204, compared to $0 interest expense and accretion in First Quarter 1997. The increase was the result of the issuance of debt and associated warrants in January 1998 by a wholly-owned subsidiary of the Company. Interest income in First Quarter 1998 was $39,840, a decrease of 31%, compared with $58,137 in First Quarter 1997. The decrease resulted from lower available cash balances and prevailing market interest rates in the more recent period.

For First Quarter 1998 and First Quarter 1997, the Company accrued $66,470 for dividends and $746,542 for dividends and accretions, respectively, related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries. The Company paid $70,189 and $2,679 in preferred dividends during First Quarter 1998 and First Quarter 1997, respectively, by issuing shares of common stock of ACTV, Inc.

For First Quarter 1998, the Company's net loss applicable to common shareholders was $2,772,137 or $.17 per share, an increase of 22% compared to the net loss of $2,271,302 or $.19 per share in First Quarter 1997. The increase in loss applicable to common shareholders during the more recent quarter was the result of lower gross revenues and higher depreciation expense, stock appreciation rights expense and interest and accretion expense in the more recent quarter.

Comparison of Three Month Periods Ended March 31, 1997 and March 31, 1996
-------------------------------------------------------------------------

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

For the quarter ended March 31, 1997, the Company accrued $746,542 for dividends and accretions related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries. The Company paid $2,679 in preferred dividends during First Quarter 1997 by issuing shares of common stock of ACTV, Inc.

For First Quarter 1997, the Company's loss applicable to common shareholders was $2,271,302 or $.19 per share, a decrease of 11.3%, compared to the loss of $2,560,883, or $.22 per share, in

First Quarter 1996. The decrease in net loss during the more recent quarter was the result of significantly higher revenues combined with an overall reduction in total expenses.

Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through March 31, 1998, the Company had an accumulated deficit of approximately $54 million. The Company's cash position on March 31, 1998 was $3,071,619, compared to $554,077 on December 31, 1997.

During First Quarter 1998 the Company used $2,716,669 in cash for its operations, compared with $2,286,204 in First Quarter 1997. The increase in First Quarter 1998 was due principally to a greater use of cash related to changes in assets and liabilities. The Company met its cash needs in First Quarter 1998 from a series of private placements of the Company's common stock (net proceeds of $1.4 million) with an institutional investor during the first three months of 1997 and from the issuance of debt by a wholly-owned subsidiary (net proceeds of $4.7). The Company met its cash needs in First Quarter 1997 from the remaining proceeds from the private sale of exchangeable preferred stock effected in August 1996.

With respect to investing activities, in First Quarter 1998 and 1997 the Company used cash of $269,593 and $90,787, respectively. Investing activities, in the more recent quarter, were related to television and computer equipment, patents and systems, while such activities in the 1996 Quarter related to leasehold improvements.

The Company's balance sheets at March 31, 1998 and December 31, 1997 reflect expense accruals of $63,594 and $0, respectively, related to the Company's stock appreciation rights plan.

     During April 1998, the Company raised approximately $200,000 in net proceeds from the private sale of common stock to an institutional investor.

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

     Management of the Company believes that its current funds will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels.

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


Date:  May 15, 1997                /s/ William C. Samuels
       ------------                  ----------------------
                                     William C. Samuels
                                     Chairman, Chief Executive Officer
                                     and Director

Date:  May 15, 1997                /s/ Christopher C. Cline
       ------------                  ------------------------
                                     Christopher C. Cline
                                     Senior Vice President (principal financial
                                     and accounting officer)