Form 10-Q
period 1998-06-30
ACTV INC /DE/
filed 1998-08-14
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                    ACTV, Inc
             (Exact name of registrant as specified in its charter)

Delaware                                                     94-2907258
--------                                                     ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1270 Avenue of the Americas
New York, New York                                             10020
------------------                                             -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      [x]        No___

As of August 13, 1998, there were 23,645,527 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                              December 31,             June 30,
                                                                     1997                 1998
                                                            (as restated)          (unaudited)
                                                             --------------        --------------
Current Assets:
     Cash and cash equivalents.........................          $554,077            $1,810,396
     Accounts receivable-net...........................           303,044               780,913
     Education equipment inventory.....................           237,757               204,719
     Other.............................................           308,653               939,700
                                                             --------------        --------------
         Total current assets..........................         1,403,531             3,735,728
                                                             --------------        --------------
Property and equipment-net.............................         2,596,785             2,430,606
                                                             --------------        --------------
Other Assets:
     Patents and patents pending.......................           279,356               491,641
     Software development costs........................           669,852               856,933
     Goodwill .........................................         2,641,188             2,428,002
     Other.............................................           311,206               624,459
                                                             --------------        --------------
         Total other assets............................         3,901,602             4,401,035
                                                             --------------        --------------
              Total ...................................        $7,901,918           $10,567,369
                                                             ==============        ==============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses..............       $1,882,159            $  960,876
     Deferred stock appreciation rights.................               --               396,279
     Preferred dividends payable........................          603,469               660,329
                                                             --------------        --------------
         Total current liabilities......................        2,485,628             2,017,484
Long-Term Liabilities:
        Notes Payable                                                  --             4,061,500
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000 shares
       authorized, issued and outstanding 86,200 at
       December 31, 1997, 84,600 at June 30, 1998.......            8,620                 8,460
     Preferred stock of a subsidiary, holding solely
       parent company obligations, and convertible into
       common shares of the parent, no par value, 436,000
       shares authorized: issued and outstanding  316,944
       at December 31, 1997, 222,297 at June 30, 1998...        7,029,708             4,663,514
     Common stock, $.10 par value, 65,000,000 shares
       authorized: issued and outstanding 14,614,611 at
       December 31, 1997, 19,946,860 at June 30, 1998...        1,461,461             1,994,686
     Additional paid-in capital.........................       48,140,596            55,767,301
     Notes receivable from stock sales..................         (199,900)             (885,843)
     Accumulated deficit................................      (51,024,195)          (57,059,733)
                                                             --------------        --------------
         Total shareholders' equity.....................        5,416,290             4,488,385
                                                             --------------        --------------
              Total.....................................       $7,901,918           $10,567,369
                                                             ==============        ==============

See Notes to Consolidated  Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Six Month Periods             Three Month Periods
                                                  Ended June 30,                 Ended June 30,
                                             1997            1998             1997           1998
                                       (as restated)                      (as restated)
                                        --------------  ---------------  ---------------  ---------------
Revenues:

   Sales revenues....................    $ 1,342,855        $  756,660     $  434,911      $   395,413
                                        --------------  ---------------  ---------------  ---------------
      Total revenues.................      1,342,855           756,660        434,911          395,413

   Cost of Sales.....................        355,440           123,389         75,949           75,786
                                        --------------  ---------------  ---------------  ---------------
      Gross profit...................        987,415           633,271        358,962          319,627

Expenses:

   Operating expenses................        711,440           980,627        365,150          617,913
   Selling and administrative........      3,613,256         3,903,848      1,628,411        1,860,332
   Depreciation and amortization.....         98,488           514,263         50,508          301,762
   Amortization of goodwill..........        213,186           213,186        106,593          106,593
   Stock appreciation rights.........       (317,241)          396,279        (40,204)         332,685
                                        --------------  ---------------  ---------------  ---------------
     Total expense...................      4,319,129         6,008,203      2,110,458        3,219,285

   Interest (income).................        (92,083)          (65,321)       (33,946)         (25,481)
   Interest expense..................             --           463,977             --          263,933
                                        --------------  ---------------  ---------------  ---------------
      Interest expense (income) - net        (92,083)          398,656        (33,946)         238,452

                                        --------------  ---------------  ---------------  ---------------
Net loss.............................      3,239,631         5,773,588      1,717,550        3,138,110
Preferred stock dividends and
 accretions..........................      1,499,394           261,950        750,173          125,291
                                        --------------  ---------------  ---------------  ---------------
Net loss applicable to common stock
 shareholders........................    $ 4,739,025        $6,035,538     $2,467,723      $ 3,263,401
                                        ==============  ===============  ===============  ===============

Basic and diluted loss
  per common share...................    $       .40        $      .35     $      .21      $       .18
Weighted average number of common
 shares outstanding..................     11,916,823        17,219,660     12,003,573       18,371,395


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Six Month Periods                  Three Month Periods
                                                         Ended June 30,                       Ended June 30,
                                                      1997              1998              1997              1998
                                                  (as restated)                       (as restated)
                                                 ---------------   ---------------   ---------------   ---------------
Cash flows from operating activities:
     Net loss                                       $4,739,025        $6,035,538         $2,467,723        $3,263,401
                                                 ---------------   ---------------   ---------------   ---------------
Adjustments to reconcile net loss to net
 cash used in operations:
     Depreciation and amortization.............        311,674           727,449           157,101           408,355
     Stock appreciation rights.................       (671,866)          396,279           (40,204)          332,685
     Amortization of warrants and deferred
       expenses related to debt financing......             --           142,074                --            89,712
     Common stock issued for services..........         15,000         1,145,052            15,000           849,913
     Common stock issued  or reserved for
       preferred dividends and accretions......      1,271,408           205,090           643,729           134,901
     Notes issued in lieu of cash interest
       payments...............................              --           318,924                --                --
Changes in operating assets and liabilities:
     Accounts receivable.......................       (450,945)         (477,869)           72,206          (263,157)
     Education equipment inventory.............         25,235            33,038            16,142            33,038
     Other assets..............................       (146,903)         (719,642)         (159,420)         (650,303)
     Accounts payable and accrued expenses.....        (40,193)         (921,283)         (254,700)          (75,030)
     Preferred stock dividends payable.........        227,985            56,860           106,443            (9,610)
                                                 ---------------   ---------------   ---------------   ---------------
              Net cash (used) in operating
              activities.......................     (4,197,630)       (5,129,566)       (1,911,426)       (2,412,897)
                                                 ---------------   ---------------   ---------------   ---------------
Cash flows from investing activities:
     Investment in patents pending.............             --          (227,401)               --          (177,401)
     Investment in property and equipment......        223,267          (232,686)          132,480           (66,659)
     Investment in software development........        399,460          (216,846)          399,460          (163,280)
                                                 ---------------   ---------------   ---------------   ---------------
     Net cash used in investing
       activities .............................        622,727          (676,933)          531,940          (407,340)
                                                 ---------------   ---------------   ---------------   ---------------
Cash flows from financing activities:
     Net proceeds from debt issuance...........             --         4,677,814                --                --
     Redemption of preferred stock.............             --          (565,759)               --                --
     Proceeds from sale of common stock........             --         2,950,763                --         1,559,014
     Expense related to convertible preferred
       stock issuance..........................         (9,565)               --                --                --
                                                 ---------------   ---------------   ---------------   ---------------
Net cash provided by (used in) financing
  activities...................................         (9,565)        7,062,818                --         1,559,014
                                                 ---------------   ---------------   ---------------   ---------------
Net increase (decrease) in cash and cash
  equivalents .................................     (4,829,922)        1,256,319        (2,443,366)       (1,261,223)
     Cash and cash equivalents,
       beginning of period.....................      6,520,756           554,077         4,134,200         3,071,619
                                                 ---------------   ---------------   ---------------   ---------------
     Cash and cash equivalents,
       end of period...........................      1,690,834         1,810,396         1,690,834         1,810,396
                                                 ===============   ===============   ===============   ===============

ACTV, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements for the Six Months Ended
June 30, 1998

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

1(b) Management of the Company believes that its current funds, taking into account approximately $2.75 million dollars in equity financing completed in July 1998, will enable the Company to finance its operations for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. While the Company believes that it has adequate funds to launch its planned Southwest Regional Network, it (i) may need additional funding to operate the network at planned levels and (ii) will need additional funding to launch networks in other regions. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to operate the Southwest Regional Network at planned levels.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K/A1 for the year ended December 31, 1997. The Company's policy is to capitalize the cost of computer software development once technological feasibility is established upon completion of a detailed program design or upon completion of a working model.

3. The Company's balance sheets at June 30, 1998 and December 31, 1997 also reflect a debit to shareholders' equity of $885,843 related to (a) a loan made by the Company to an employee in August 1995 (June 30, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to four employees in the first six months of 1998 (June 30, 1998 balance of $685,943). All of the loans were made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan will be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the period from the issuance of the loan through January 1, 1999. Such compensation expense recorded for the six months ended June 30, 1998 was $603,610.

4. In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas

Network, and is guaranteed by ACTV, Inc. The Issuer elected to pay the semi-annual interest payment due June 30, 1998 in kind rather than in cash.

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

         Prior to June 30, 1998, had the Company formed and capitalized an entity with the intent to commence operations for a second Regional Network in one of the ten FOX Sports Net owned and operated regions, the Purchasers had a one-time option to purchase notes from such entity on the same terms and conditions as the Texas Network financing. This option expired unexercised on June 30, 1998.

         For accounting purposes the Company has allocated approximately $1.2 million to the Warrant, which is reflected as a credit to additional paid-in capital. The $1.2 million is being charged as additional interest expense over the life of the Note.

5. During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% exchangeable preferred stock (the "Exchangeable Preferred Stock") issued by its wholly-owned subsidiary and convertible into shares of the Company ($9.1 million in net proceeds). The private placement agreement provided for the Exchangeable Preferred Stock to be convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of Common Stock. After September 1, 1997, holders of the Exchangeable Preferred Stock have been able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. In addition, the Company has the right to redeem the Exchangeable Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company only if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. The Company believes that it is highly likely that the holders of the Exchangeable Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Exchangeable Preferred Stock in its consolidated statement of shareholders' equity.

         The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $1,250,000 was recorded for the six months ended June 30, 1997, as restated (see Note 7 below).

6. The consolidated balance sheet at June 30, 1998, reflects non-cash activity during the six month period ended June 30, 1998, that relates to a the option exercises and resulting non-recourse loan transactions described in Note 3 above: an increase in notes receivable from stock sales of $685,943 (net of compensation expense of $603,610 and an increase in common stock and additional paid-in capital of a total of $1,289,553. The Company made no cash payments of interest or income taxes during the three months ended June 30, 1997, or June 30, 1998.

7. Subsequent to the issuance of the Company's 1996 and 1997 financial statements, management determined that the Company's consolidated financial statements for years 1996 and 1997, should be restated to conform with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period. As a result of this restatement, loss applicable to common shareholders for the six months ended June 30, 1997 increased by $1,250,000 ($.10 per share). Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement.

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

         ACTV, Inc. ("the Company") has developed proprietary technologies for individualized television programming ("Individualized Programming") and for the Internet. The Company's products, in general, are tools for the creation of programming that allows viewer participation for both television and Internet platforms. The chief market presently targeted by the Company for its Individualized Programming is in-home entertainment, particularly sports programming, while for the Internet the market focus is education, with an emphasis on schools and universities in the United States.

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

         For education applications, the Company has developed eSchool Online(TM) ("eSchool"), a Java-based software suite that creates "virtual communities" for education. (Java is a programming language developed for the Internet by Sun Microsystems.) eSchool integrates Web content and other media with collaborative groupware functionality to create interactive environments for students and instructors. In addition, the Company markets analog and digital systems for televised distance learning applications that permit point-to-multi-point telecasts that can deliver pre-recorded individualized lessons as well as integrate individualized lessons into live distance learning class sessions.

         Since its inception, the Company has incurred operating losses approximating $57.1 million related directly to the development and marketing of the Individualized Programming and eSchool.

         The Company is seeking to exploit the entertainment market, principally in the U.S., through the launch of regionally-based, individualized television networks ("Regional Networks"). Programming for the Regional Networks is provided through the Company's strategic alliance with FOX Sports Net. The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

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

         The Company plans to launch its first Regional Network in 1998 in the region served by FOX Sports Southwest (the "Southwest Regional Network"). FOX Sports Southwest distributes programming to more than 5 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Southwest Regional Network will feature individualized telecasts of professional basketball (Houston Rockets, Dallas Mavericks, San Antonio Spurs), hockey (Dallas Stars), and baseball (Texas Rangers, Houston Astros), along with college sports events from the Southeastern, Southland and Western Athletic conferences.

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

         The target market for the Company's Internet products includes schools, state and local agencies, universities and private business. eSchool consists of a suite of integrated software products, including content creation software, student and teacher user software, and database assessment software. In addition, the Company provides Internet content development assistance, hosting of eSchool programs on its computer servers, and consulting to schools and universities.

         To date, nearly all of the Company's revenues have been derived from sales to the education market of Internet software and related services and of individualized educational programs and products. There is no assurance that the Company will be able to successfully compete in this market, where many of its current and potential competitors are companies with significantly greater resources than those of the Company.

RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended June 30, 1998 and June 30, 1997

During the six month period ended June 30, 1998, the Company's revenues decreased 44% to $756,660, from $1,342,855 in the six month period ended June 30, 1997. Nearly all of the Company's revenues in the more recent six-month period were derived from Internet sales, compared to the comparable 1997 six-month period, when the majority of revenues were related to television-based education hardware and content.

Cost of sales in the six months ended June 30, 1998, was $123,389, a decrease of 65% over cost of sales of $355,440 in the six months ended June 30, 1997. The Company's gross margin increased to 84% in the more recent period, from 74% in the corresponding 1997 period. The increase was the result of the change in the composition of products sold during the six months ended June 30, 1998, as noted above, in favor of Internet products and services, which carry a higher profit margin than the Company's television-based education revenue sources.

Total expenses excluding cost of sales and interest expense in the six months ended June 30, 1998, increased 39%, to $6,008,203, from $4,319,129 in the comparable period in 1997. The increase was due to (i) higher operating and selling and administrative expenses associated with the Southwest Regional Network; (ii) higher depreciation and amortization expenses; and (iii) higher stock appreciation rights expenses, the result of an increase in the market price of the Company's common stock.

Depreciation and amortization expense for the six months ended June 30, 1998, increased 133% to $727,449, from $311,674 for the six months ended June 30, 1997. This increase was due principally to higher depreciation expenses related to the Southwest Regional Network's master control production facility.

Interest income in the six months ended June 30, 1998, was $65,321, compared with $92,083 in the six months ended June 30, 1997. The decrease was due to lower average cash balances during the more recent period. The Company incurred interest expense and accretions of $398,656 in the six months ended June 30, 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of the Company. The Company chose to pay the interest due June 30, 1998 in kind rather than in cash.

For the six month periods ending June 30, 1998 and June 30, 1997, the Company accrued $261,950 for dividends and $1,499,394 for dividends and accretions, respectively, related to its outstanding preferred stock. The Company paid $205,090 and $21,408 in preferred dividends during the six month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

For the six months ended June 30, 1998, the Company's net loss applicable to common shareholders was $6,035,538, or $.35 per share, an increase of 27% over the net loss of $4,739,025, or $.40 per share, incurred in the prior year's comparable period. The increase during the more recent six-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

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

Interest income in the six months ended June 30, 1997, was $92,083, compared with $55,870 in the six months ended June 30, 1996. The increase was due to higher average cash balances during the more recent period. The Company incurred no interest expense during either six-month period.

For the six months ended June 30, 1997, the Company accrued $1,499,394 for dividends and accretions related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries.

For the six months ended June 30, 1997, the Company's net loss applicable to common shareholders was $4,739,025, or $.40 per share, an increase of 17% over the net loss of $4,053,019, or $.35 per share, incurred in the prior year's comparable period. The increase was the result principally of higher dividends and accretions in the six months ended June 30, 1997, which more than compensated for greater total revenues and higher gross profit during the more recent period.

Comparison of Three Month Periods Ended June 30, 1998 and June 30, 1997

During the three month period ended June 30, 1998 ("Second Quarter 1998"), the Company's revenues decreased approximately 9%, to $395,413, from $434,911 in the three month period ended June 30, 1997 ("Second Quarter 1997"). In the more recent quarter, all of the Company's revenues derived from Internet sales, while in Second Quarter 1997 the Company recorded revenues from both Internet sales and from television-based education hardware and content.

Cost of sales in Second Quarter 1998 was $75,786, compared to Second Quarter 1997's cost of sales of $75,949. The Company's gross margin decreased slightly to 81% in the more recent quarter, from 83% in the corresponding 1997 quarter.

Total expenses excluding cost of sales and interest expense increased approximately 53% in Second Quarter 1998, to $3,219,285, from $2,110,458 in Second Quarter 1997. The increase was due principally to higher stock appreciation rights expense, depreciation and amortization expense, and operating, selling and administrative expenses in the more recent period. The higher stock appreciation rights expense was related to a higher market price for the Company's common stock at June 30, 1998, while the increase in depreciation, amortization, operating, selling and administrative expenses was principally attributable to the Company's Southwest Regional Network.

Depreciation and amortization expense increased 160% in Second Quarter 1998 to $408,355, from $157,101 in Second Quarter 1997. This increase was due principally to higher depreciation expenses related to the Southwest Regional Network's master control production facility.

Interest income in Second Quarter 1998 was $25,481, compared with $33,946 in Second Quarter 1997. The decrease was due to lower average cash balances during the more recent period. The Company incurred interest expense and accretions of $263,933 in Second Quarter 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of the Company. The Company chose to pay the interest due June 30, 1998 in kind rather than in cash.

For Second Quarter 1998 and Second Quarter 1997, respectively, the Company accrued $125,291 for dividends and $750,173 for dividends and accretions, respectively, related to its outstanding preferred stock. The Company paid $133,141 and $18,729 in preferred dividends during the six month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

The Company's net loss applicable to common shareholders in Second Quarter 1998 increased approximately 32%, to $3,263,401, or $.18 per share, from $2,467,723, or $.21 per share, in Second Quarter 1997, principally due to higher expenses associated with the Southwest Regional Network, as noted above.

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

Total expenses excluding cost of sales and interest expense increased approximately 15% in Second Quarter 1997, to $2,110,458, from $1,831,091 in Second Quarter 1996. The increase was due principally to a difference in stock appreciation rights expenses between the two periods.

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

For the three months ended June 30, 1997, the Company accrued $750,173 for dividends and accretions related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries.

The Company's net loss applicable to common shareholders in Second Quarter 1997 increased approximately 65%, to $2,467,723, or $.21 per share, from $1,492,136, or $.13 per share, in Second Quarter 1996, principally the result preferred stock dividends and accretions and the noted difference in stock appreciation rights expense.

Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through June 30, 1998, the Company had an accumulated deficit of approximately $57.1 million. The Company's cash position on June 30, 1998 was $1,810,396, compared to $554,077 on December 31, 1997.

During the six month period ended June 30, 1998 the Company used $5,129,566 in cash for its operations, compared with $4,197,630 in the six months ended June 30, 1997.

With respect to investing activities, during the six month period ended June 30, 1998 and 1997 the Company used cash of $676,933 and $622,727, respectively. Investing activities, in the more recent six-month period, were related to equipment purchases, software development and patents, while such activities in the 1997 period related to equipment purchases. leasehold improvements and software development costs.

The Company met its cash needs in the six month period ended June 30, 1998 from the proceeds of the $5.0 million principal value note financing as well as from private sales of common stock to an institutional investor. The Company met its cash needs in the six month period ended June 30, 1997 from the remaining proceeds from the private sale of exchangeable preferred stock effected in August 1996.

During Second Quarter 1998 the Company used $2,412,897 in cash for its operations, compared with $1,911,426 in Second Quarter 1997.

With respect to investing activities, in Second Quarter 1998 and 1997 the Company used cash of $407,340 and $531,940, respectively. Investing activities, in the more recent quarter, were related to patents, software development, and equipment purchases, while such activities in the 1997 quarter related were related to master control facility and other equipment purchased, leasehold improvements, and computer software production costs.

The Company's balance sheets at June 30, 1998 and December 31, 1997 reflect expense accruals of $396,279 and $0, respectively, related to the Company's stock appreciation rights plan.

During July 1998, the Company raised approximately $2.75 million in net proceeds from the private sale of common stock to an institutional investor.

In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc. The Issuer elected to pay the semi-annual interest payment due June 30, 1998 in kind rather than in cash.

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

Prior to June 30, 1998, had the Company formed and capitalized an entity with the intent to commence operations for a second Regional Network in one of the ten FOX Sports Net owned and operated regions, the Purchasers had a one-time option to purchase notes from such entity on the same terms and conditions as the Texas Network financing. This option expired unexercised on June 30, 1998.

Management of the Company believes that its current funds, taking into account approximately $2.75 million dollars in equity financing completed in July 1998, will enable the Company to finance its operations for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. While the Company believes that it has adequate funds to launch its planned Southwest Regional Network, it (i) may need additional funding to operate the network at planned levels and (ii) will need additional funding to launch networks in other regions. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to operate the Southwest Regional Network at planned levels.


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

ITEM 2            CHANGES IN SECURITIES         None.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On June 29, 1998 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.     Election of directors:
                                        For             Withheld
       David Reese                     13,112,912        130,895
       Steven W. Schuster              13,113,872        129,935

2. To approve the adoption of the Company's 1998 Stock Option Plan.

             For                 Against               Abstain
          5,374,163              454,889               76,260

3. To ratify the appointment of Deloitte & Touche, LLP as independent auditors of the Company.

             For                 Against               Abstain
         13,135,792              49,045                58,970

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

                                            ACTV, Inc.

                                            Registrant


Date:  August 13, 1998              /s/ William C. Samuels
       ---------------              --------------------------------------------
                                    William C. Samuels
                                    Chairman, Chief Executive Officer
                                    and Director

Date:  August 13, 1998              /s/ Christopher C. Cline
       ---------------              --------------------------------------------
                                    Christopher C. Cline
                                    Senior Vice President (principal financial
                                    and accounting officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ACTV, Inc.

                                     Registrant


Date: August 13, 1998
                                     /s/ William C. Samuels
                                     -------------------------------------------
                                     William C. Samuels
                                     Chairman, Chief Executive Officer
                                     and Director


Date: August 13, 1998
                                     /s/ Christopher C. Cline
                                     -------------------------------------------
                                     Christopher C. Cline
                                     Senior Vice President (principal financial
                                     and accounting officer)