Form 10-Q
period 1998-09-30
ACTV INC /DE/
filed 1998-11-16
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

(212) 217-1600 (Registrant's telephone number, including area code)

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

As of November 12, 1998, there were 26,239,367 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                                  December 31,   September 30,
                                                                     1997            1998
                                                                 (as restated)   (unaudited)
                                                               ------------    ------------
Current Assets:
     Cash and cash equivalents .............................   $    554,077    $  7,077,854
     Accounts receivable-net ...............................        303,044         578,841
     Education equipment inventory .........................        237,757         176,548
     Other .................................................        308,653         668,166
                                                               ------------    ------------

         Total current assets ..............................      1,403,531       8,501,409
                                                               ------------    ------------
Property and equipment-net .................................      2,596,785       2,400,281
                                                               ------------    ------------
Other Assets:
     Patents and patents pending ...........................        279,356         792,941
     Software development costs ............................        669,852         989,252
     Goodwill ..............................................      2,641,188       2,321,409
     Other .................................................        311,206         610,327
                                                               ------------    ------------
         Total other assets ................................      3,901,602       4,713,929
                                                               ------------    ------------
              Total ........................................   $  7,901,918    $ 15,615,619
                                                               ============    ============


         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses .................   $  1,882,159    $    826,914
     Deferred stock appreciation rights ....................             --         455,251
     Preferred dividends payable ...........................        603,469         670,503
                                                               ------------    ------------
         Total current liabilities .........................      2,485,628       1,952,668
Long-Term Liabilities:
        Notes Payable ......................................             --       4,300,581
Shareholders' equity:
     Preferred stock, $.10 par value, 1,000,000 shares
     authorized, issued and outstanding 86,200 at
     December 31, 1997, 72,600 at September 30, 1998 .......          8,620           7,260
     Preferred stock of a subsidiary, holding solely
       parent company obligations, and convertible into
       common shares of the parent, no par value, 436,000
       shares authorized: issued and outstanding  316,944 at
       December 31, 1997, 185,449 at September 30, 1998  ...      7,029,708       3,742,314
     Common stock, $.10 par value, 65,000,000 shares
      authorized: issued and outstanding 14,614,611 at
      December 31, 1997, 26,210,003 at September 30, 1998 ..      1,461,461       2,621,000
     Additional paid-in capital ............................     48,140,596      64,955,885
     Notes receivable from stock sales .....................       (199,900)     (1,070,872)
     Accumulated deficit ...................................    (51,024,195)    (60,893,217)
                                                                -----------     -----------

         Total shareholders' equity ........................      5,416,290       9,362,370
                                                               ------------    ------------
              Total ........................................   $  7,901,918      15,615,619
                                                               ============    ============

See Notes to Consolidated  Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Nine Month Periods             Three Month Periods
                                                Ended September 30,            Ended September 30,
                                                 1997            1998             1997           1998
                                           (as restated)                  (as restated)
                                           ------------    ------------    ------------    ------------
Revenues:
   Sales revenues ......................   $ 1,534,295     $ 1,058,560     $   191,440     $   301,900
                                           -----------     -----------     -----------     -----------


      Total revenues ...................     1,534,295       1,058,560         191,440         301,900

   Cost of Sales .......................       434,287         168,934          78,847          45,545
                                           -----------     -----------     -----------     -----------
      Gross profit .....................     1,100,008         889,626         112,593         256,355

Expenses:

   Operating expenses ..................       957,516       1,718,627         246,076         738,000
   Selling and administrative ..........     4,919,822       6,462,024       1,306,566       2,558,176
   Depreciation and amortization .......       150,210         810,984          51,722         296,721
   Amortization of goodwill ............       319,779         319,779         106,593         106,593
   Stock appreciation rights ...........      (346,892)        455,251         (29,651)         58,972
                                           -----------     -----------     -----------     -----------
     Total expense .....................     6,000,435       9,766,665       1,681,306       3,758,462

   Interest (income) ...................      (103,239)       (105,398)        (11,156)        (40,077)
   Interest expense ....................            --         718,220              --         254,243
                                           -----------     -----------     -----------     -----------
      Interest expense (income) - net ..      (103,239)        612,822         (11,156)        214,166

                                           -----------     -----------     -----------     -----------
Net loss ...............................     4,797,188       9,489,861       1,557,557       3,716,273
Preferred stock dividends and accretions
                                             2,245,435         379,161         746,041         117,211
                                           -----------     -----------     -----------     -----------
Net loss applicable to common stock
shareholders ...........................   $ 7,042,623     $ 9,869,022     $ 2,303,598     $ 3,833,484
                                           ===========     ===========     ===========     ===========


Loss per common share ..................          $.57            $.51            $.17            $.16

Weighted average number of common
shares outstanding .....................    12,338,339      19,309,832      13,171,584      23,422,018


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine Month Periods             Three Month Periods
                                                    Ended September 30,            Ended September 30,
                                                    1997            1998           1997          1998
                                                (as restated)                 (as restated)
                                                -----------    ------------    -----------    -----------
Cash flows from operating activities:
     Net loss applicable to Common
        Shareholders  .......................   $(7,042,623)    $(9,869,022)   $(2,303,598)   $(3,833,484)
                                                -----------     -----------    -----------    -----------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization ..........       469,989       1,130,763        158,315        403,314
     Stock appreciation rights ..............      (701,517)        455,251        (29,651)        58,972
     Amortization of warrants and deferred
       expenses related to debt financing ...            --         178,451             --         36,377
        Notes issued in lieu of cash ........            --         494,618             --        175,694
     Common stock issued for services .......       165,000       2,016,023        150,000        870,971
     Common stock issued  or reserved for
     preferred dividends and accretions .....     1,970,167          67,034        698,759         10,174
Changes in operating assets and liabilities:
     Accounts receivable ....................      (178,304)       (275,797)       272,641        202,072
     Education equipment inventory ..........        (9,168)         61,209        (34,403)        28,171
     Other assets ...........................      (185,189)       (327,329)       (38,286)       392,313
     Accounts payable and accrued expenses ..       (51,405)     (1,055,245)       (11,212)      (133,962)
     Preferred stock dividends payable ......       275,269         312,137         47,284        107,047
                                                -----------    ------------    -----------    -----------
              Net cash (used) in operating
              activities ....................    (5,287,781)     (6,811,907)    (1,090,151)    (1,682,341)
                                                -----------    ------------    -----------    -----------
Cash flows from investing activities:
     Investment in patents pending ..........            --        (534,561)            --       (307,160)
     Investment in property and equipment ...    (1,404,482)       (360,180)    (1,181,215)      (127,494)
     Investment in systems ..................      (531,948)       (573,734)      (132,488)      (356,888)
                                                -----------    ------------    -----------    -----------
     Net cash used in investing
               activities ...................    (1,936,430)     (1,468,475)    (1,313,703)      (791,542)
                                                -----------    ------------    -----------    -----------
Cash flows from financing activities:
     Net proceeds from debt issuance ........            --       4,689,704             --         11,890
     Redemption of preferred stock ..........            --        (565,759)            --             --
     Proceeds from sale of common stock .....     2,718,435      10,680,214      2,728,000      7,729,451
     Expense related to convertible preferred
       stock issuance .......................            --              --             --             --
                                                -----------    ------------    -----------    -----------

Net cash provided by (used in) financing
activities ..................................     2,718,435      14,804,159      2,728,000      7,741,341
                                                -----------    ------------    -----------    -----------
Net increase (decrease) in cash and cash
equivalents .................................    (4,505,776)      6,523,777        324,146      5,267,458
     Cash and cash equivalents,
     beginning of period ....................     6,520,756         554,077      1,690,834      1,810,396
                                                -----------    ------------    -----------    -----------
     Cash and cash equivalents,
     end of period ..........................     2,014,980       7,077,854      2,014,980      7,077,854
                                                ===========    ============    ===========    ===========

ACTV, INC. AND SUBSIDIARIES


Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 1998

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

1(b) Management of the Company believes that its current funds will enable the Company to finance its operations for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. While the Company believes that it has adequate funds to launch its planned Southwest Regional Network, it (i) may need additional funding to operate the network at planned levels and (ii) will need additional funding to launch networks in other regions. While the Company may engage an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to operate the Southwest Regional Network at planned levels.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K/A1 for the year ended December 31, 1997. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at September 30, 1998 and December 31, 1997 reflect capitalized software production costs of $989,252 and $669,852, respectively, classified as a component of "Other" non-current assets.

3. In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc. The Issuer elected to pay the semi-annual interest payment due September 30, 1998 in kind rather than in cash.

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

4. During 1996, the Company raised approximately $9.1 million in net proceeds from the private placement of 5% exchangeable preferred stock (the "Exchangeable Preferred Stock") issued by its wholly owned subsidiary and convertible into shares of the Company. The private placement agreement provided for the Exchangeable Preferred Stock to be convertible into Common Stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of Common Stock. After September 1, 1997, holders of the Exchangeable Preferred Stock have been able to use the lesser of (i) the then current market price of the Company's Common Stock, or (ii) an average market price during the month of August 1997 as the price to which the discount is applied for conversions. In addition, the Company has the right to redeem the Exchangeable Preferred Stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right may be exercised by the Company if the closing price of the Company's Common Stock is above $9.00 for thirty consecutive trading days prior to redemption. The Company believes that it is highly likely that the holders of the Exchangeable Preferred Stock will elect to convert their stock into Common Stock of the Company and, accordingly, has included the Exchangeable Preferred Stock in its consolidated statement of shareholders' equity.

      The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $2,245,000 was recorded for the nine months ended September 30, 1997, as restated (see Note 7 below).

      In November 1998, the holders of approximately 179,000 of the remaining approximately 184,000 shares of Exchangeable Preferred Stock surrendered all of their Exchangeable Preferred shares against receipt of a new ACTV, Inc. Series B 10% Convertible Preferred Stock (the "Series B Preferred") with a face value of $3,425,000 and shares of Common Stock. In addition, the holders received warrants to purchase 1,325,000 shares of Common Stock at $2.00 per share. The total value received in Common Stock and Series B Preferred by the holders was less than the market value of the Exchangeable Preferred shares surrendered by such holders on the date of the transaction.

         The Series B Preferred is fully redeemable by the Company at any time at a 10% premium above face value plus accrued dividends. The holders of Series B Preferred are prohibited from converting any shares into Common Stock during the period from the present through November 13, 1999, whether or not the Company gives a notice of redemption during this period. Unlike the Exchangeable Preferred Stock, which is exchangeable at varying prices based on market conditions, the Series B Preferred shares are convertible at a fixed price, subject to a single adjustment. From November 13, 1999 to February 13, 2000, the Series B Preferred is convertible at a price of $2.00 per share. If not redeemed by February 13, 2000, the Series B Preferred conversion price will be adjusted to a fixed price of $1.33 per share for the remainder of its life.

The Company has the right to redeem the warrants in full at a price of $.01 per warrant share in the event that the Company's Common Stock trades at or above an average of $4.50 per share during a period of 20 consecutive trading days.

5. The Company's balance sheets at September 30, 1998 and December 31, 1997 reflect a debit to shareholders' equity of $1,070,872 and 199,900, respectively, related to (a) a loan made by the Company to an employee in August 1995 (September 30, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to four employees in the first nine months of 1998 (September 30, 1998 balance of $870,972). All of the loans were made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan will be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the period from the issuance of the loan through January 1, 1999. Such compensation expense recorded for the nine months ended September 30, 1998 was $1,474,581.

6. The consolidated balance sheet at September 30, 1998, reflects non-cash activity during the nine month period ended September 30, 1998, that relates to a the option exercises and resulting non-recourse loan transactions described in
Note 3 above: an increase in notes receivable from stock sales of $870,972 (net of compensation expense of $1,474,581 and an increase in common stock and additional paid-in capital of a total of $2,345,553. The Company made no cash payments of interest or income taxes during the three and nine month periods ended September 30, 1997, or September 30, 1998.

7. Subsequent to the issuance of the Company's 1996 and 1997 financial statements, management determined that the Company's consolidated financial statements for years 1996 and 1997, should be restated to conform with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period. As a result of this restatement, loss applicable to common shareholders for the six months ended September 30, 1997 increased by $1,875,000 ($.15 per share). Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement.

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

         ACTV, Inc., including its two principal wholly-owned subsidiaries, ACTV Entertainment, Inc. and ACTV Net, Inc. ("the Company") has developed proprietary technologies for individualized television programming ("Individualized Programming" or "Individualized Television") and for the Internet. For television, the Company's products, in general, are tools for the creation of programming that allows viewer participation. For the Internet, the Company uses a proprietary software technology, called HyperTV, to create virtual communities around state-of-the-art educational and entertainment programming. The chief market presently targeted by the Company for its Individualized Programming is in-home entertainment, particularly sports programming, while the first market application of HyperTV is in education, with an emphasis on schools and universities in the United States.

         The Company's Individualized Programming for television gives the viewer the ability to make instant and seamless changes within the live or pre-recorded television programming being viewed. Individualized Programming is a multi-path broadcast of several elements of programming material, such as instant replay, isolation cameras, statistical data, or additional features. There is no limit to the number of viewers who can interact simultaneously with a program enhanced with the Company's Individualized Programming ("ACTV Program" or "ACTV Programming").

         HyperTV is a patented Java-based software technology that permits the simultaneous delivery of streamed video and Web URLs directly to users. (Java is a programming language developed for the Internet by Sun Microsystems.) HyperTV enables the practical convergence of video and Web technologies. For education applications, the Company has developed eSchool Online(TM), which uses HyperTV technology to create virtual learning communities that seamlessly integrate streamed educational video, relevant Web content, and collaboration and assessment resources for students and educators.

         Since its inception, the Company has incurred operating losses approximating $60.9 million related directly to the development and marketing of the Individualized Programming and HyperTV.

         The Company is seeking to exploit the U.S. entertainment market on both a regional and national basis. The Company is launching regionally based, Individualized Television networks ("Regional Networks"), with programming provided through the Company's strategic alliance with FOX Sports Net. The Company has the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

         The Company's national Individualized Programming will initially be done through a joint venture formed in September 1998 with Liberty Media Corporation, called LMC IATV Events,

LLC. ("LMC IATV"). LMC IATV, through an exclusive license from the Company, has the right to produce and distribute Individualized Programming consisting of major events. As consideration for granting such a license, the Company received a fixed one-third equity interest in the joint venture, with no obligation to make additional capital contributions.

         FOX Sports Net is a service of "National Sports Partners," a joint venture between Cablevision's Rainbow Media Holdings, Inc. and FOX/Liberty Networks, which is a 50/50 partnership between News Corp. and Tele-Communications Inc.'s Liberty Media Corporation. Equally owned by FOX/Liberty Networks and Cablevision's Rainbow Media Holdings, Inc., the venture now reaches more than 58 million homes nationwide.

         The Company plans to develop Regional Networks in regions served by Fox Sports Net, with distribution to be provided by cable operators that are currently upgrading their service from analog to digital transmission. Initially, the Regional Networks will feature sports programming The Company believes that the differentiation afforded by the Company's Individualized Programming will allow distributors to offer their customers a unique programming service that will enhance their customer's acceptance of digital television.

         The Company plans to launch its first Regional Network in 1999 in the region served by FOX Sports Southwest (the "Southwest Regional Network"). FOX Sports Southwest distributes programming to more than 5 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The Southwest Regional Network will feature individualized telecasts of professional basketball (Houston Rockets, Dallas Mavericks, San Antonio Spurs), hockey (Dallas Stars), and baseball (Texas Rangers, Houston Astros), along with college sports events from the Southeastern, Southland and Western Athletic conferences.

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

         In September 1998, Liberty Media Corporation invested $5 million in Common Stock of the Company (the "Common Stock"), with an option to invest an additional $5 million. Simultaneous with this strategic investment, as noted above, the Company and Liberty Media Corporation created a joint venture, LMC IATV Events, LLC, to explore national applications of Individualized Programming for major events.

         In August 1997, General Instrument Corp. ("GI") invested $1 million in Common Stock and agreed to market, jointly with the Company, Individualized Programming applications. GI is the leading supplier of digital television headend systems and digital set-top terminals. The Company and GI had previously announced that the Company's Individualized Programming would be incorporated into GI's new MPEG-2 digital set-top cable and wireless terminals.

         It is the Company's belief that it has adequate funding to launch the Southwest Regional Network in 1999. However, there is no assurance that it will secure the funding necessary to effect additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the Company's Regional Network strategy.

         The projected Southwest Regional Network, additional network expansion, and planned activities of LMC IATV Events, LLC are part of the Company's plan to develop the entertainment division of its business. There can be no assurance that the Southwest Regional Network, other Regional Networks, if launched, or LMC IATV Events, LLC will generate significant revenues for the Company.

         The Company's target markets for HyperTV are K-12 classrooms, universities, distance learning programs, corporate training programs and consumer homes. eSchool consists of a suite of integrated software products, including content creation software, student and teacher user software, and database assessment software. In addition, the Company provides Internet content development assistance, hosting of eSchool programs on its computer servers, and consulting to schools and universities.

         To date, nearly all of the Company's revenues have been derived from sales to the education market. There is no assurance that the Company will be able to successfully compete in this market, where many of its current and potential competitors are companies with significantly greater resources than those of the Company.

RESULTS OF OPERATIONS

Comparison of Nine Month Periods Ended September 30, 1998 and September 30, 1997

During the nine month period ended September 30, 1998, the Company's revenues decreased 31% to $1,058,560, from $1,534,295 in the nine month period ended September 30, 1997. Nearly all of the Company's revenues in the more recent nine-month period were derived from Internet sales, compared to the comparable 1997 nine-month period, when the majority of revenues were related to television-based education hardware and content.

Cost of sales in the nine months ended September 30, 1998, was $168,934, a decrease of 61% compared to cost of sales of $434,287 in the nine months ended September 30, 1997. The Company's gross margin increased to 84% in the more recent period, from 72% in the corresponding 1997 period. The increase was the result of the change in the composition of products sold during the nine months ended September 30, 1998, as noted above, in favor of Internet products and services, which carry a higher profit margin than the Company's television-based education revenue sources.

Total expenses excluding cost of sales and interest expense in the nine months ended September 30, 1998, increased 63%, to $9,766,665, from $6,000,435 in the comparable period in 1997. The increase was due to (i) higher operating and selling and administrative expenses associated with the Southwest Regional Network; (ii) higher depreciation and amortization expenses; and (iii) higher stock appreciation rights expenses, the result of an increase in the market price of the Company's common stock.

Depreciation and amortization expense for the nine months ended September 30, 1998, increased 440% to $810,984, from $150,210 for the nine months ended September 30, 1997. This increase was due principally to higher depreciation expenses related to the Southwest Regional Network's master control production facility and to the amortization of software development costs in the more recent period.

Interest income in the nine months ended September 30, 1998, was $105,398, compared with $103,239 in the nine months ended September 30, 1997. The increase was due to higher average cash balances during the more recent period. The Company incurred interest expense and accretions of $718,220 in the nine months ended September 30, 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of the Company. The Company chose to pay the interest due June 30, 1998 in kind rather than in cash.

For the nine-month periods ending September 30, 1998 and September 30, 1997, the Company accrued $379,161 for dividends and $2,245,435 for dividends and accretions, respectively, related to its outstanding preferred stock.

For the nine months ended September 30, 1998, the Company's net loss applicable to common shareholders was $9,869,022, or $.51 per share, an increase of 40% over the net loss of $7,042,623, or $.57 per share, incurred in the prior year's comparable period. The increase during the more recent nine-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

Comparison of Nine Month Periods Ended September 30, 1997 and September 30, 1996

         During the nine month period ended September 30, 1997, the Company's revenues increased 39% to $1,534,295 from $1,105,816 in the nine-month period ended September 30, 1996. All revenues in the nine-month period ended September 30, 1997 were derived from the education market, while in the 1996 nine-month period, the Company's revenues derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of significantly higher sales of distance learning products and services, including the Company's first revenues from its new Internet software product.

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

         For the nine-month periods ending September 30, 1997 and September 30, 1996, the Company accrued $2,245,435 and $528,493, respectively, for dividends and accretions, related to its outstanding preferred stock.

         The Company's net loss applicable to common shareholders for the nine months ended September 30, 1997 increased 10% to $7,042,623, or $.57 per share, compared with the net loss of $6,378,805, or $.54 per share, incurred in the prior year's comparable period. The increase was the result principally of significantly higher dividends and accretions related to the Company's preferred stock in the more recent period, which more than offset greater total revenues and higher gross profit during the nine months ended September 30, 1997.


Comparison of Three Month Periods Ended September 30, 1998 and September 30,
1997

During the three month period ended September 30, 1998 ("Third Quarter 1998"), the Company's revenues increase approximately 58%, to $301,900, from $191,440 in the three month period ended September 30, 1997 ("Third Quarter 1997"). In the more recent quarter, all of the Company's revenues derived from Internet sales, while in Third Quarter 1997 the Company recorded revenues from both Internet sales and from television-based education hardware and content.

Cost of sales in Third Quarter 1998 was $45,545, compared to Third Quarter 1997's cost of sales of $78,847. The Company's gross margin increased to 85% in the more recent quarter, from 59% in the corresponding 1997 quarter. The Company's Internet products have higher gross margins than those of television-based education hardware and content.

Total expenses excluding cost of sales and interest expense increased approximately 124% in Third Quarter 1998, to $3,758,462, from $1,681,306 in Third Quarter 1997. The increase was due principally to higher operating, selling and administrative expenses and depreciation and amortization expense in the more recent period. The increase in depreciation, amortization, operating, selling and administrative expenses was principally attributable to the Company's Southwest Regional Network.

Depreciation and amortization expense increased 474% in Third Quarter 1998 to $296,721, from $51,722 in Third Quarter 1997. This increase was due principally to higher depreciation expenses related to the Southwest Regional Network's master control production facility and to the amortization of software development costs in the more recent period.

Interest income in Third Quarter 1998 was $40,077, compared with $11,156 in Third Quarter 1997. The increase was due to higher average cash balances during the more recent period. The Company incurred interest expense and accretions of $254,243 in Third Quarter 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of the Company.

For Third Quarter 1998 and Third Quarter 1997, respectively, the Company accrued $117,211 for dividends and $746,041 for dividends and accretions, respectively, related to its outstanding preferred stock.

The Company's net loss applicable to common shareholders in Third Quarter 1998 increased approximately 66%, to $3,833,484, or $.16 per share, from $2,303,598, or $.17 per share, in Third Quarter 1997, principally due to higher expenses associated with the Southwest Regional Network, as noted above.

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

         For the three month periods ending September 30, 1997 and September 30, 1996, the Company accrued $746,041 and $528,493, respectively, for dividends and accretions, related to its outstanding preferred stock.

         The Company's net loss applicable to common shareholders in Third Quarter 1997 decreased slightly, to $2,303,598, or $.17 per share, from $2,325,786, or $.20 per share, in Third Quarter 1996, principally the result of the noted difference in operating, selling and administrative, and stock appreciation rights expense, which more than offset the increase, in the more recent period, of a higher dividend and accretion expense related to the Company's outstanding convertible preferred stock.

Liquidity and Capital Resources

Since its inception, the Company (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through September 30, 1998, the Company had an accumulated deficit of approximately $60.9 million. The Company's cash position on September 30, 1998 was $7,077,854, compared to $554,077 on December 31, 1997.

During the nine month period ended September 30, 1998 the Company used $6,811,907 in cash for its operations, compared with $5,287,781 in the nine months ended September 30, 1997.

With respect to investing activities, during the nine month period ended September 30, 1998 and 1997 the Company used cash of $1,468,475 and $1,936,430, respectively. Investing activities, in the more recent nine-month period, were related to equipment purchases, software development and patents, while such activities in the 1997 period related to equipment purchases, leasehold improvements and software development costs.

The Company met its cash needs in the nine month period ended September 30, 1998 from the proceeds of the $5.0 million principal value note financing, from private sales of Common Stock to an institutional investor, and from the private sale of Common Stock to Liberty Media Corporation. The Company met its cash needs in the nine month period ended September 30, 1997 from the remaining proceeds from the private sale of exchangeable preferred stock effected in August 1996.

During Third Quarter 1998 the Company used $1,682,341 in cash for its operations, compared with $1,090,151 in Third Quarter 1997.

With respect to investing activities, in Third Quarter 1998 and 1997 the Company used cash of $791,542 and $1,313,703, respectively. Investing activities, in the more recent quarter, were related to patents, software development, and equipment purchases, while such activities in the 1997 quarter related were related to master control facility and other equipment purchased, leasehold improvements, and computer software production costs.

The Company's balance sheets at September 30, 1998 and December 31, 1997 reflect expense accruals of $455,251 and $0, respectively, related to the Company's stock appreciation rights plan.

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

         In connection with the purchase of such note, the Purchasers received on January 14, 1998 a common stock purchase warrant (the "Warrant") of Texas Network that grants the Purchasers the right to purchase up to 17.5% of the fully diluted shares of common stock of Texas Network. The Warrant expires on June 30, 2003. The Warrant also grants the Purchasers the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock. After five years from the date of issuance, the Purchasers have the right to put the warrants to the Texas Network for a value based on a multiple of its operating income.

         Management of the Company believes that its current funds will enable the Company to finance its operations for at least the next twelve months. Such belief is based on assumptions that could prove to be incorrect, in which case the Company may require additional capital to finance such operations during this period. While the Company believes that it has adequate funds to launch its planned Southwest Regional Network, it (i) may need additional funding to operate the network at planned levels and (ii) will need additional funding to launch networks in other regions. While the Company may engage an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to operate the Southwest Regional Network at planned levels.

Impact of Inflation

Inflation has not had any significant effect on the Company's operating costs.

PART II                          OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.

ITEM 2            CHANGES IN SECURITIES         None.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS      None

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

                                              ACTV, Inc.

                                              Registrant


Date:      November 13, 1998          /s/ William C. Samuels
           -----------------          -----------------------------
                                      William C. Samuels
                                      Chairman, Chief Executive Officer
                                      and Director

Date:      November 13, 1998          /s/ Christopher C. Cline
           -----------------          -----------------------------
                                      Christopher C. Cline
                                      Senior Vice President (principal financial
                                      and accounting officer)