Form 10-Q/A
period 1998-09-30
ACTV INC /DE/
filed 1998-11-19
CIK 854152

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


As of November 18, 1998, there were 28,400,282 shares of the registrant's common stock outstanding.

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


     In November 1998, the holders of approximately 179,000 of the remaining approximately 184,000 shares of Exchangeable Preferred Stock surrendered all of their Exchangeable Preferred shares against receipt of a new ACTV, Inc. Series B 10% Convertible Preferred Stock (the "Series B Preferred") with a face value of $5,017,000 and shares of Common Stock. In addition, the holders received warrants to purchase approximately 1.94 million shares of Common Stock at $2.00 per share. The total value received in Common Stock and Series B Preferred by the holders was less than the market value of the Exchangeable Preferred shares surrendered by such holders on the date of the transaction.


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


5. The Company's balance sheets at September 30, 1998 and December 31, 1997 reflect a debit to shareholders' equity of $1,070,872 and 199,900, respectively, related to (a) a loan made by the Company to an employee in August 1995 (September 30, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to four employees in the first nine months of 1998 (September 30, 1998 balance of $870,972). All of the loans were made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan may be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the period from the issuance of the loan through January 1, 1999. Such compensation expense recorded for the nine months ended September 30, 1998 was $1,474,581.


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