Form 10-K/A
period 1997-12-31
ACTV INC /DE/
filed 1999-02-11
CIK 854152

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

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

(212) 217-1700 (Registrant's telephone number, including area code)

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

The Company's Annual Report on Form 10-K filed March 31, 1998, as amended by the Company's Form 10-K/A1 filed April 20, 1998, is being amended to reflect changes to:

*        Part I: Item 1 - "Business -- Business Strategies"; and
         "-- Individualized Programming";

* Part II: Item 5 - "Market for the Registrant's Common Equity and Related Stockholder Matters";

*        Part II: Item 6. - "Selected Financial Data";

* Part II: Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

*       Part IV, Item 14. - "Financial Statements".

PART I

Item 1.     BUSINESS

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

         Once a cable operator has upgraded its headend for digital distribution, a cable home needs only a digital set-top terminal with ACTV software to receive Individualized Programming. GI has announced orders for approximately 15 million digital set-top terminals to date. While the Company receives no royalty payments from GI when it sells a digital set top box to a distributor of programming, the number of digital set top boxes deployed is crucial to the Company since it can not sell its digital programming services unless there is a digital set top box in a home that is compatible with our downloadable software.

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

         Individualized Programming allows a television set-top terminal to receive information from codes either embedded into the video program material or delivered in a data packet. It maintains "memory" on the progress of the viewer and provides automatic branching. In other words, what the viewer sees and hears changes without the viewer first entering a selection. The switch from one digital program to a different one occurred based on the viewer?s earlier input. At appropriate times during the program, the set-top will make branch switches automatically, accumulate data, recall information, create graphics and/or implement a pre-programmed set of instructions.

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

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") and the Boston Stock Exchange under the symbols "IATV" and "IAT", respectively. The following table sets forth the high and low bid prices for Common Stock as reported by Nasdaq.

                                    Common Stock

1997 Quarter               High                      Low

First                      3.750                     2.000
Second                     2.188                     1.281
Third                      1.906                     1.375
Fourth                     2.081                     1.281

1996 Quarter               High                      Low

First                      5.063                     3.688
Second                     4.625                     2.063
Third                      4.250                     2.813
Fourth                     4.000                     2.500

On March 25, 1998, there were approximately 300 holders of record of th Company's 16,904,024 outstanding shares of Common Stock.

On March 24, 1998, the high and low bid prices of the Common Stock as reported by Nasdaq were $1.688 and $1.594, respectively.

The Company has not paid cash dividends since its organization. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.


Item 6.  SELECTED FINANCIAL DATA

                                                                      Years Ended December 31,
                                            1993           1994          1995       1996 (5)       1997 (5)
                                            ----           ----          ----       --------       --------
Statement of Operations:


Revenues (1)                               $164,602      $938,416     $1,311,860     $1,476,329     $1,650,955
Operating Expenses (1)                    3,443,513     5,734,132      8,272,884     10,240,158      9,120,267
Equity in Net Loss of
ACTV Interactive (2)                        506,303       143,500          --             --             --
Loss Before Extraordinary
Item (3) (5)                              4,156,955     5,122,010      6,920,906     10,300,481     10,358,683
Net Loss (3) (5)                          4,156,955     4,465,240      6,826,789     10,300,481     10,358,683

Weighted Average Shares
Outstanding                               5,800,134     7,897,278     10,162,128     11,739,768     12,883,848


Loss per basic and diluted common
share before
extraordinary item (3)                        .72            .65           .68            .88            .80
Loss per basic and diluted common
share  (3)                                    .72            .57           .67            .88            .80

Balance Sheet Data:                        12/31/93      12/31/94       12/31/95       12/31/96        12/31/97
                                           --------      --------       --------       --------        --------

Working Capital                           2,263,225     1,503,703      2,397,027      5,093,859     (1,082,097)
Total Assets                              5,920,720     7,733,314      8,551,128     11,692,624      7,901,918
Long Term Obligations                     2,220,794     2,325,061          --             --             --
Convertible Preferred Stock of                --            --             --         6,615,664      7,029,708
Subsidiary
Stockholders' Equity (4)                  1,910,603     3,972,543      6,893,853      2,585,404     (1,613,418)
Total Capitalization including
Minority Interest                         4,131,397     6,297,604      6,893,853      9,201,068      5,416,290

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

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The Company's consolidated financial statements for the years ended December 31, 1996 and 1997, have been restated to present the convertible preferred stock of subsidiary outside of shareholders' equity and to present the dividends and accretion of the convertible preferred stock of a subsidiary as an expense in determining net loss. The significant effects of the restatement are as follows:

                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                      1996                                          1997
                                                     ------                                        ------
                                     ----------------        ----------------     -----------------        ---------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Minority Interest - Subsidiary
Preferred stock dividend and
Accretion                            $-                      $1,695,384           $-                       $3,006,242

Net Loss                             8,605,097               10,300,481           7,352,441                10,358,683


                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                      1996                                          1997
                                                     ------                                        ------
                                     ----------------        ----------------     -----------------        ---------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Convertible preferred stock
of subsidiary                        $-                      $6,615,664           $-                       $7,029,708

Shareholders' equity
(deficiency)                         9,201,068                2,585,404           5,416,290                (1,613,418)


The restatement had no effect on revenues, total assets and net loss per basic and diluted common share.

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

         The Company is seeking to exploit the entertainment market, principally in the U.S., through the Regional Networks. Programming for the Regional Networks is provided through the Company's strategic alliance with FOX Sports Net. The contribution of Fox Sports Net of its programming rights, production elements for each sporting event, and brand name is extremely valuable to the Company since the cost for the Company to do this on its own would be prohibitive. The Company?s obligation is to pay Fox Sports Net a percentage of its net subscriber revenue from the cable operators and in addition the Company bears the production cost of all extra or new elements (for example an extra camera to focus on a particular star). In addition, the Company must build and pay for the production facility where the enhanced programming is produced.

         The Company plans to launch its Southwest Regional Network in 1998. The Southwest Regional Network is projected to break even after two full years of operation. Even if the Company achieves its break even goals for its first region, given the Company?s plan to launch multiple other regions it is highly unlikely that the Company will be profitable for the foreseeable future.

         The Company has entered into an agreement with TCI to distribute and market the Southwest Regional Network to its digital subscribers in Texas. The agreement also contemplates potential nationwide distribution by TCI of the Company's regional sports networks. TCI is the largest distributor of Fox Sports Southwest programming representing 25% of the market. In addition, TCI is prioritizing Texas for the role out of digital set top boxes. TCI takes a percentage of subscribers revenue and remits the balance to the Company.

         The Company and GI, the leading manufacturer of digital set top boxes and the supplier of such converters to TCI in Texas, had previously announced that the Company's Individualized Programming would be incorporated into GI's new MPEG-2 digital set-top cable and wireless terminals. The Company receives no royalty from GI and bears its own expenses related to the integration of its software with the GI digital systems.

         It is the Company's belief that it has adequate funding to launch the Southwest Regional Network in 1998, but not the full funding to carry the network to break-even. In addition, there is no assurance that it will secure the funding necessary to effect the additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the Company's Regional Network strategy.

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

         Total expenses excluding cost of sales, interest expense, and minority interest - subsidiary preferred stock dividends and accretion in Fiscal 1997 decreased 10%, to $8,648,310, from $9,592,670 in the comparable period in 1996. The decrease was partially attributable to lower operating expenses and depreciation and amortization expense in the more recent period, which more than offset an increase in selling and administrative expense. Also, the Company recorded a gain of $346,892 in Fiscal 1997, compared to an expense of $183,634 related to stock appreciation rights. The difference was the result of a lower market price for the Company's Common Stock at the end of Fiscal 1997, when compared to the end of Fiscal 1996. Finally, during Fiscal 1996 the Company incurred a valuation allowance of $274,325 related to an investment in an affiliated company and, as a component of Fiscal 1996 selling and administrative expense, reserved $82,746 against license fee and production service receivables from this affiliate. During Fiscal 1997, the Company incurred no valuation allowance.

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

         For Fiscal 1997 and 1996, the Company recorded $3,006,242 and $1,695,384, respectively, for dividends and accretion on subsidiary convertible preferred stock issuance, which were accounted for as minority interest. All dividend payments were made in the Company's Common Stock. The increase during Fiscal 1997 is the result of the Company's having subsidairy convertible preferred stock outstanding for less than half of the year during Fiscal 1996.

         For Fiscal 1997, the Company's net loss was $10,358,683, or $.80 per basic and diluted share, an increase of less than 1% over the loss of $10,300,481 or $.88 per basic and diluted share, incurred in Fiscal 1996. The increase in net loss was due principally to higher dividends and accretion, in Fiscal 1997, which more than offset the positive effects of higher gross margins, lower operating expenses, lower depreciation, amortization, and stock appreciation rights expenses during the more recent year.

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

         Total expenses excluding cost of sales, interest expense, and minority interest - subsidiary preferred stock dividends and accretion in Fiscal 1996 increased 21%, to $9,592,670, from $7,938,748 in the comparable period in 1995. The increase was attributable to higher operating expenses (principally resulting from the Company's regional individualized network trial in Southern California), greater research and development expenditures, higher selling and administrative expenses, and a valuation allowance of $274,325 for the full amount of the Company's investment in The Greenwich Group. As a component of Fiscal 1996 selling and administrative expenses the Company also reserved $82,746 against license fee and production service receivables from The Greenwich Group. The Greenwich Group has experienced difficulty in raising sufficient capital to fund its operations and growth and has been unable to pay the Company for its services and license.

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

         For the year ended December 31, 1996, the Company recorded $1,695,384 for dividends and accretion to holders of subsidiary convertible preferred stock issued in August 1996 by one of its wholly-owned subsidiaries, which were accounted for as minority interest.

         For Fiscal 1996, the Company's net loss was $10,300,481 or $.88 per basic and diluted share, an increase of 50% over the loss of $6,826,789 or $.67 per basic and diluted share, incurred in Fiscal 1995. Included in the Fiscal 1995 net loss is an extraordinary gain of $94,117, or $.01 per basic and diluted share as the result of the extinguishment of certain obligations for value that was less than the amounts recorded on the Company's books for such obligations. The increase in net loss was due to higher dividends and accretion, increased operating, selling and administrative expenses and lower operating margins during the more recent year, as noted above.

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

Schedule II - Valuation and Qualifying Accounts and Reserves

                            Column B             Column C            Column D     Column E
                            --------             --------            --------     --------

                          Balance at     Charged to   Charged to                Balance at
                           Beginning      Costs and        Other   Deductions          End
Description                of Period       Expenses     Accounts    -Describe    of Period
-----------                ---------       --------     --------    ---------    ---------

  Year ended 12/31/96:

Accounts receivable
allowance for doubtful
accounts..............                      $82,746                                $82,746

Reserve for investment
losses................                     $274,325                               $274,325

  Year ended 12/31/97:

Accounts receivable
allowance for doubtful
accounts..............       $82,746        $43,188                   $82,746      $43,188

Reserve for investment
losses................      $274,325                                 $274,325           --

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

Deloitte & Touche LLP


New York, New York
March 18, 1998, (February 10, 1999 as to Note 16)

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                      December 31,          December 31,
                                                              1996                  1997
                                                      (as Restated          (As Restated
                                                       see Note 16)          see Note 16)
                                                      ---------------       ----------------
Current Assets:
     Cash and cash equivalents.................         $6,520,756              $554,077
     Accounts receivable-net...................            410,193               303,044
     Education equipment inventory.............            337,504               237,757
     Other.....................................            316,962               308,653
         Total current assets..................          7,585,415             1,403,531
Property and equipment-net.....................            724,089             2,596,785
Other Assets:
     Patents and patents pending...............            253,779               279,356
     Software development costs................                 --               669,852
     Goodwill..................................          3,067,560             2,641,188
     Other.....................................             61,781               311,206
                                                      ---------------       ----------------
         Total other assets....................          3,383,120             3,901,602
                                                      ---------------       ----------------
              Total ...........................        $11,692,624            $7,901,918
                                                      ===============       ================

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses.....         $1,594,655            $1,882,159
     Deferred stock appreciation rights........            701,517                    --
     Preferred dividends payable...............            195,384               603,469
                                                      --------------        --------------
         Total current liabilities.............          2,491,556             2,485,628
Convertible preferred stock of subsidiary , no par
     value, 436,000 shares authorized: issued and
     outstanding 400,000  at December 31,
     1996, 316,944 at December 31, 1997........          6,615,664             7,029,708

Shareholders' equity (deficiency):
     Preferred stock, $.10 par value, 1,000,000
         shares authorized, issued and out-
         standing none at December 31, 1996,
         86,200 at December 31, 1997                            --                 8,620
     Common stock, $.10 par value, 35,000,000
         shares authorized: issued and outstand-
         ing 11,787,106 at December 31, 1996,
         14,614,611 at December 31, 1997.......          1,178,711             1,461,461
     Additional paid-in capital................         42,272,205            48,140,596
     Notes receivable from stock sales.........           (200,000)             (199,900)


     Accumulated deficit.......................        (40,665,512)          (51,024,195)
                                                      --------------        --------------
         Total shareholders' equity (deficiency)         2,585,404            (1,613,418)
                                                      --------------        --------------
              Total............................        $11,692,624            $7,901,918
                                                      ==============        ==============

                              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,

                                                             1995            1996              1997
                                                                         (as Restated      (as Restated
                                                                          see Note 16)      see Note 16)
                                                        ---------------  ----------------  ----------------
Revenues:

   Revenues..................................             $1,311,130       $1,459,540        $1,650,955
   License fees from related party...........                    730           16,789                --
                                                        ---------------  ----------------  ----------------
      Total revenues.........................              1,311,860        1,476,329        $1,650,955

   Cost of Sales.............................                334,136          647,488           471,956
                                                        ---------------  ----------------  ----------------
      Gross profit...........................                977,724          828,841         1,178,999

Expenses:

   Operating expenses........................              1,260,134        1,955,601         1,360,838
   Selling and administrative................              4,998,020        6,332,759         6,880,311
   Depreciation and amortization.............                686,906          419,979           327,681
   Amortization of goodwill..................                426,372          426,372           426,372
   Loss on investment........................                     --          274,325                --
   Stock appreciation rights.................                567,316          183,634          (346,892)
                                                        ---------------  ----------------  ----------------
      Total expenses.........................              7,938,748        9,592,670         8,648,310

Interest (income)............................               (138,510)        (158,732)         (116,870)
Interest expense-- related parties...........                 98,392               --                --
                                                        ---------------  ----------------  ----------------
   Interest expense (income) - net...........                (40,118)        (158,732)         (116,870)

Minority interest -  subsidiary preferred stock
dividend and accretion.......................                     --        1,695,384         3,006,242
                                                        ---------------  ----------------  ----------------
Loss before extraordinary gain...............              6,920,906       10,300,481        10,358,683
                                                        ---------------  ----------------  ----------------

Gain on extinguishment of debt...............                 94,117               --                --
                                                        ---------------  ----------------  ----------------
Net loss.....................................             $6,826,789      $10,300,481       $10,358,683
                                                        ===============  ================  ================


Basic and diluted loss per common share before
extraordinary gain...........................                 $.68            $.88             $.80

Basic and diluted loss per common share after
extraordinary gain...........................                 $.67            $.88             $.80

Weighted average number of common shares
outstanding..................................             10,162,128       11,739,768        12,883,848

                              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Common Stock                  Preferred Stock              Additional
                                           ------------                  ---------------              ----------
                                                                                                       Paid-In
                                       Shares        Amount           Shares         Amount           Capital          Deficit
                                       ------        ------           ------         ------           -------          -------

Balances January 1, 1995                9,019,550      $901,955                                     $32,608,830     $(23,538,242)
Issuance of shares in connection
with financings                         1,990,293       199,029                                       8,730,627
Issuance of shares in connection
with exercise of stock options            308,247        30,825                                       1,129,924
Issuance of shares for services            78,329         7,833                                         217,361
Net loss                                       --            --               --            --               --       (6,826,789)
                                      -----------   -----------       ----------    ----------      -----------     -------------
Balances December 31, 1995             11,396,419     1,139,642                                      42,686,742      (30,365,031)
                                      ===========   ===========       ==========    ==========      ===========     =============
Issuance of shares in connection
with financings                           450,000        45,000                                       5,832,985
Issuance of shares for services            45,687         4,569                                         109,478
Reversal of option exercise              (105,000)      (10,500)                                       (357,000)
Net loss                                       --            --               --            --               --      (10,300,481)
                                      -----------   -----------       ----------    ----------      -----------     -------------
Balances December 31, 1996             11,787,106    $1,178,711                                     $42,272,205     $(40,665,512)
                                      ===========   ===========       ==========    ==========      ===========     =============
(as restated see note 16)
Issuance of shares in connection
with financings                           733,333        73,333           86,200        $8,620        3,447,778
Issuance of shares for services           286,511        28,651                                         414,473
Issuance of shares in connection
with exchange of preferred stock        1,795,661       179,566                                       1,994,980
Issuance of shares in connection
with exercise of stock options             12,000         1,200                                          11,160
Net loss                                     --             --              --            --                 --      (10,358,683)
                                      -----------   -----------       ----------    ----------      -----------     -------------
Balances December 31, 1997             14,614,611    $1,461,461           86,200        $8,620      $48,140,596     $(51,024,195)
                                      ===========   ===========       ==========    ==========      ===========     =============
(as restated see note 16)


                                See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                       1995              1996             1997
                                                    ----------------  ----------------  ----------------

Cash flows from operating activities:
     Net Loss                                          $(6,826,789)     $(10,300,481)    $(10,358,683)
                                                    ----------------  ----------------  ----------------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization.............          1,220,873           846,354          754,053
     Stock appreciation rights.................           (183,309)          134,634         (701,517)
     Gain on extinguishment of debt
     obligation................................            (94,717)               --               --
     Stock issued in lieu of cash
     compensation..............................            563,430           114,047          443,125
     Common stock issued or reserved for
     preferred dividends and accretion.........                 --         1,500,000        2,598,156
     Loss on investment........................                 --           274,325               --
     Bad debt reserve..........................                 --            82,746           43,188
Changes in assets and liabilities:
     Accounts receivable.......................           (150,938)         (143,648)          63,960
     Education equipment inventory.............             34,065          (225,286)          99,747
     Other assets..............................             80,552          (542,824)        (241,117)
     Accounts payable and accrued expenses.....            165,023           504,263          287,504
     Preferred stock dividends payable.........             93,333           195,384          408,085
                                                    ----------------  ----------------  ----------------
         Net cash used in operating
         activities............................         (5,098,477)       (7,560,486)      (6,603,499)
                                                    ----------------  ----------------  ----------------
Cash flows from investing activities:
     Investment in patents pending.............                 --                --          (50,000)
     Investment in property and equipment......           (575,323)         (444,189)      (2,159,576)
     Investment in systems.....................                 --                --         (686,227)
                                                    ----------------  ----------------  ----------------
Net cash used in investing activities..........           (575,323)         (444,189)      (2,895,803)
Cash flows from financing activities:
     Proceeds from exercise of warrants
     and options...............................            122,810                --           12,360
     Proceeds from preferred stock
     issuances.................................                 --         9,115,664        2,045,163
     Proceeds from equity financing............          8,951,859         1,877,985        1,475,000
     Discounted note prepayment................           (101,458)               --               --
     Note repayment............................         (2,247,469)               --              100
                                                    ----------------  ----------------  ----------------
Net cash provided by financing activities......          6,725,742        10,993,649        3,532,623
                                                    ----------------  ----------------  ----------------
Net (decrease) increase in cash and cash
equivalents   .................................          1,051,942         2,988,974       (5,966,679)
     Cash and cash equivalents,
     beginning of period.......................          2,479,840         3,531,782        6,520,756
                                                    ----------------  ----------------  ----------------
     Cash and cash equivalents,
     end of period.............................         $3,531,782        $6,520,756         $554,077
                                                    ================  ================  ================


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

Revenue Recognition - Sales are recorded as products are shipped and services are rendered.

Research and Development - Research and development costs, which represent primarily refinements to Individualized Programming, were $616,455 for the year ended December 31, 1995, $1,221,362 for the year ended December 31, 1996, and $551,328 for the year ended December 31, 1997.

Earnings/(Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128,

Earnings Per Share, for the period ended December 31, 1997, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Loss per basic and diluted common share equals net loss divided by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share, as it would be anti-dilutive.

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

4.     PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1996, and 1997, consisted of the following (at cost):


                                         1996              1997
                                         ----              ----

Machinery and equipment               $636,845         2,931,682
Office furniture and fixtures          357,373           501,435
                                      --------         ---------

Total                                  994,218         3,433,117

Less accumulated depreciation          270,129           836,332
                                      --------         ---------
Total                                 $724,089         2,596,785
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

The Convertible Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. Preferred stock accretion of $1.5 million and $2.5 million, respectively, were recorded and included as minority interest for the years ended December 31, 1996 and 1997.

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

7.     SHAREHOLDERS' EQUITY (DEFICIENCY)

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
                                                         Wgtd.                 Wgtd.                 Wgtd.
                                                          Avg.                  Avg.                  Avg.
                                                 1997     Exer         1996     Exer         1995     Exer
                                               Shares    Price       Shares    Price       Shares    Price
                                         ------------------------------------------------------------------
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


The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Weighted
                              Number          Average      Weighted                          Weighted
                         Outstanding        Remaining       Average              Number       Average
          Range of                at      Contractual      Exercise      Exercisable at      Exercise
   Exercise Prices          12/31/97             Life         Price            12/31/97         Price
------------------------------------------------------------------------------------------------------

        $0 to 1.50         2,822,718        5.0 Years         $1.50           1,757,053         $1.50
      1.51 to 3.50           474,000        1.7 Years         $2.52             446,915         $2.52
      3.51 to 5.50           242,500        1.7 Years         $4.05             159,166         $4.18

The weighted average fair value of options granted during 1996 and 1997 was $1.21 and $.64 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's Common Stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for option issuances. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss and loss per basic and diluted share for the years ended December 31, 1995, 1996 and 1997 would have been increased to the pro forma amounts indicated below:


Net loss to common shareholders               1995                  1996              1997
                                              ----                  ----              ----
         As reported                       $6,826,789            $8,800,481        $7,858,683
         Pro forma                         $9,506,556            $9,685,735        $8,074,807

Net loss per basic and diluted
common share                                  1996                  1996              1997
                                              ----                  ----              ----



         As reported                         $0.67                 $0.75             $0.61
         Pro forma                           $0.94                 $0.83             $0.63

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

                                                                              1996                1997
                                                                              ----                ----
         Deferred tax assets:
                Operating loss carryforwards                             $13,365,772         $16,131,213
                Differences between book and tax basis of property            34,019              56,148
                                                                         ------------        ------------
                                                                          13,399,791          16,187,361
         Deferred tax liabilities:
                Differences between book and tax basis of property          (106,819)           (181,104)
                                                                            ---------           ---------
                                                                          13,292,972          16,000,257

         Valuation Allowance                                             (13,292,972)        (16,000,257)
                                                                         ------------        ------------
         Net deferred tax asset                                          $         0         $         0
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

16.    RESTATMENT

The Company's consolidated financial statements for the years ended December 31, 1996 and 1997, have been restated to present the convertible preferred stock of subsidiary outside of shareholders' equity and to present the dividends and accretion of the convertible preferred stock of a subsidiary as an expense in determining net loss. The significant effects of the restatement are as follows:

                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                       1996                                          1997
                                                      ------                                        ------
                                     ----------------        ----------------     -----------------        ---------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Minority Interest - Subsidiary
Preferred stock dividend and
Accretion                            $-                      $1,695,384           $-                       $3,006,242

Net Loss                             8,605,097               10,300,481           7,352,441                10,358,683


                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                       1996                                          1997
                                                      ------                                        ------
                                     ----------------        ----------------     -----------------        ---------------
                                     As Previously                                As Previously


                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Convertible preferred stock
of subsidiary                        $-                      $6,615,664           $-                       $7,029,708

Shareholders' equity
(deficiency)                         9,201,068                2,585,404           5,416,290                (1,613,418)


The restatement had no effect on revenues, total assets and net loss per basic and diluted common share.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A2 to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 10th day of February, 1999.

                                   ACTV, Inc.



                              By: /s/ William C. Samuels
                                  ----------------------
                                  William C. Samuels
                                  Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature                           Title                                       Date
---------                           -----                                       ----


/s/ William C. Samuels              Chairman of the Board, Chief                February 10, 1999
------------------------            Executive Officer, President
William C. Samuels                  and Director


/s/ David Reese                     Executive Vice President,                   February 10, 1999
------------------------            President - ACTV Entertainment,
David Reese                         Inc., and Director


/s/ Bruce Crowley                   Executive Vice President,                   February 10, 1999
------------------------            President - ACTV Net Inc.,
Bruce Crowley                       and Director


/s/ Christopher C. Cline            Senior Vice President, Chief                February 10, 1999
------------------------            Financial Officer and Secretary
Christopher C. Cline

                                    Director                                    February 10, 1999



------------------------
William A. Frank


                                    Director                                    February 10, 1999
------------------------
Steven W. Schuster