Form 10-Q/A
period 1998-03-31
ACTV INC /DE/
filed 1999-02-11
CIK 854152

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

Common Stock, par value $0.10 per share

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___



As of May 15, 1998, there were 18,164,668 shares of the registrant's common stock outstanding.

INTRODUCTORY NOTE
-----------------

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on May 15, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the Restatement). The Restatement reflects the presentation of Convertible
Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders Equity (Deficiency).

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                                        March 31,
                                                                           1998
                                                   December 31,    (as restated,
                                                          1997       see Note 7)
                                                   ------------    ------------
Current Assets:
     Cash and cash equivalents .................   $    554,077    $  3,071,619
     Accounts receivable-net ...................        303,044         517,756
     Education equipment inventory .............        237,757         237,757
     Other .....................................        308,653         398,423
                                                   ------------    ------------
         Total current assets                         1,403,531       4,225,555
                                                   ------------    ------------
Property and equipment-net .....................      2,596,785       2,593,080
                                                   ------------    ------------
Other Assets:
     Patents and patents pending ...............        279,356         321,520
     Software development costs ................        669,852         688,486
     Goodwill ..................................      2,641,188       2,534,595
     Other .....................................        311,206         612,961
                                                   ------------    ------------
         Total other assets                           3,901,602       4,157,562
                                                   ------------    ------------
              Total ............................   $  7,901,918    $ 10,976,197
                                                   ============    ============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses .....   $  1,882,159    $  1,354,830
     Deferred stock appreciation rights ........             --          63,594
     Preferred dividends payable ...............        603,469         669,939
                                                   ------------    ------------
         Total current liabilities .............      2,485,628       2,088,363
       Long-Term Notes Payable .................             --       3,679,877
Put warrant ....................................             --       1,371,624
Preferred stock of a subsidiary, convertible
     into common shares of the parent, no par
     value, 436,000 shares authorized: issued
     and outstanding  316,944 at December 31,
     1997, 281,823 at March 31, 1998 ...........      7,029,708       6,138,514
Shareholders' equity (deficiency):
     Preferred stock, $.10 par value,
     1,000,000 shares authorized, issued and
     outstanding 86,200 at December 31, 1997,
     and March 31, 1998 ........................          8,620           8,620
     Common stock, $.10 par value, 65,000,000
     shares authorized: issued and outstanding
     14,614,611 at December 31, 1997,
     16,980,581 at March 31, 1998 ..............      1,461,461       1,698,058
     Additional paid-in capital ................     48,140,596      50,953,787
     Loans receivable from stock sales .........       (199,900)     (1,166,314)
     Accumulated deficit .......................    (51,024,195)    (53,796,332)
                                                   ------------    ------------
         Total shareholders' equity (deficiency)     (1,613,418)     (2,302,181)
                                                   ------------    ------------

                                                   ------------    ------------
              Total ............................   $  7,901,918    $ 10,976,197
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,                          1997             1998
                                                  (as restated,    (as restated,
                                                   see Note 7)      see Note 7)
                                                  ------------     ------------
Revenues:

   Revenues ..................................    $    907,944     $    361,247
                                                  ------------     ------------
      Total revenues .........................         907,944          361,247

   Cost of Sales .............................         279,491           47,603
                                                  ------------     ------------
      Gross profit ...........................         628,453          313,644

Expenses:

   Operating expenses ........................         346,290          362,714
   Selling and administrative ................       1,984,845        2,043,516
   Depreciation and amortization .............          47,980          212,501
   Amortization of goodwill ..................         106,593          106,593
   Stock appreciation rights .................        (277,037)          63,594
                                                  ------------     ------------
      Total expenses .........................       2,208,671        2,788,918

Interest (income) ............................         (58,137)         (39,840)
Interest expense .............................              --          200,044
                                                  ------------     ------------
   Interest expense (income) - net ...........         (58,137)         160,204

Minority interest - subsidiary preferred
 stock dividends and accretion ...............         749,221          136,659
                                                  ------------     ------------

Net loss .....................................    $  2,271,302     $  2,772,137
                                                  ============     ============

Basic and diluted loss per common share ......    $        .19     $        .17
                                                  ------------     ------------

Weighted average number of common
 shares outstanding ..........................      11,829,110       16,088,087
                                                  ------------     ------------

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


         Three Months Ended March 31,                  1997             1998
                                                                    (as restated,
                                                                     see Note 7)
                                                   -----------      -----------
Cash flows from operating activities:
     Net loss ................................     $(2,271,302)     $(2,772,137)
                                                   -----------      -----------
Adjustments to reconcile net loss to net
     cash used in operations:
     Depreciation and amortization ...........         207,535          319,094
     Stock appreciation rights ...............        (631,662)          63,594
     Amortization of stock warrants ..........              --           52,362
     Stock issued in lieu of cash
     Compensation ............................              --          295,139
     Common stock issued  or reserved for
     preferred dividends and accretion .......         627,679           70,189
Changes in assets and liabilities:
     Accounts receivable .....................        (523,151)        (214,712)
     Education equipment inventory ...........           9,093
     Other assets ............................         (40,445)         (69,339)
     Accounts payable and accrued expenses ...         214,507         (527,329)
                                                   -----------      -----------
         Net cash used in operating
         activities ..........................      (2,407,746)      (2,783,139)
Cash flows from investing activities:
     Investment in patents pending ...........              --          (50,000)
     Investment in property and equipment ....         (90,787)        (166,027)
     Investment in systems ...................              --          (53,566)
                                                   -----------      -----------
Net cash used in investing activities ........         (90,787)        (269,593)
Cash flows from financing activities:
     Net proceeds from debt issuance .........              --        3,306,190
     Preferred stock dividends payable .......         121,542           66,470
     Net proceeds from put warrant ...........              --        1,371,624
     Redemption of preferred stock ...........          (9,565)        (565,759)
     Proceeds from equity financing ..........              --        1,391,749
                                                   -----------      -----------
Net cash provided by financing activities ....         111,977        5,570,274
                                                   -----------      -----------
Net (decrease) increase in cash and cash
equivalents ..................................      (2,386,556)       2,517,542
     Cash and cash equivalents,
     beginning of period .....................       6,520,756          554,077
                                                   -----------      -----------
     Cash and cash equivalents,
     end of period ...........................       4,134,200        3,071,619
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.
Supplemental disclosure of cash flow information:  See Note 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998

1(a) The consolidated financial statements are unaudited. In the opinion of management, these consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for all periods. The financial results for the interim periods presented are not necessarily indicative of the results to be expected for either succeeding quarters or the full fiscal year.

1(b) Management of the Company believes that its current funds will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that may not materialize, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels.

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K/A2 for the year ended December 31, 1997. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at March 31, 1998 and December 31, 1997 reflect capitalized software production costs of $688,486 and $669,852, respectively, classified as a component of "Other" non-current assets.

3. The Company's balance sheets at March 31, 1998 and December 31, 1997 also reflect a contra shareholders' equity (deficiency) amount of $1,166,314 related to (a) a loan made by the Company to an employee in August 1995 (March 31, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to three employees in the first three months of 1998 (March 31, 1998 balance of $966,414). All of the loans were non-interest bearing and made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan will be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the employee's service period, which isfrom the issuance of the loan to January 1, 1999. Such compensation expense recorded for the three months ended March 31, 1998 was $260,638.

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

      In connection with the purchase of such note, the Purchasers received on January 14, 1998 a warrant (the "Warrant") which allows the holder to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock. After five years from the date of issuance, the holder of the warrant has the right to put the warrant to Texas Network for a value based on a multiple of its operating income.

      Prior to June 30, 1998, should the Company form and capitalize an entity with the intent to commence operations for a second Regional Network in one of the ten FOX Sports Net owned and operated regions, the Purchasers have a one time option to purchase notes from such entity on the same terms and conditions as the Texas Network financing.

      For accounting purposes, the Company has allocated approximately $1.4 million to the value of the Warrant, based on a valuation by an investment banker. The Warrant is included outside of Consolidated Shareholders' Equity (Deficiency), due to its cash put feature and is being amortized as additional interest expense over the life of the Notes.

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

      The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $625,000 was recorded and included as minority interest for the three months ended March 31, 1997.

6. The consolidated balance sheet at March 31, 1998, reflects non-cash activity during the three month period ended March 31, 1998, that relates to a the option exercises and resulting non-recourse loan transactions described in Note 3 above: an increase in notes receivable from stock sales and an increase in common stock and additional paid-in capital of a total of $1,227,053. The Company made no cash payments of interest or income taxes during the three months ended March 31, 1997 and 1998.

7. The significant effects of the restatement are to present Convertible Preferred Stock of the Subsidiary as minority interest outside of Consolidated Shareholders' Equity (Deficiency), to record dividends and accretion of this Preferred Stock as minority interest, and to present the warrant issued in January 1998 (See Note 4) outside of Shareholders' Equity (Deficiency) due to its cash put feature.

                          Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                      1997                                          1998
                                     ----------------------------------------     ----------------------------------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Minority Interest - Subsidiary
Preferred stock dividends and
Accretion                            $       --              $  749,221           $       --               $  136,659

Net Loss                             $1,522,081              $2,271,302           $2,635,478               $2,772,137


                                                    March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                      1998
                                    -----------------------------------------
                                     As Previously
                                     Reported                As Restated
                                    -----------------       -----------------
Convertible preferred stock
of subsidiary                        $       --             $ 6,138,514

Put Warrant                          $       --             $ 1,371,624

Shareholders' equity
(deficiency)                         $5,207,957             $(2,302,181)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY NOTE

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on May 15, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the Restatement). The Restatement reflects the presentation of Convertible
Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders Equity (Deficiency).

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

Total expenses excluding cost of sales, interest expense, and minority interest
- preferred stock dividends and accretion increased approximately 26%, by $580,247 in First Quarter 1998, to $2,788,918, from $2,208,671 in First Quarter 1997. The increase was due principally to increases in stock appreciation rights
(SARs) expense and depreciation expense. The Company recognized an expense related to SARs of $63,594 in the more recent quarter, compared to income in the amount of $277,037 in First Quarter 1997. The difference of $340,631 was the result of an increase in the price of ACTV, Inc.'s common stock during First Quarter 1998, compared to a price decrease during First Quarter 1997.

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

For First Quarter 1998 and First Quarter 1997, the Company accrued $66,470 for dividends and $746,542 for dividends and accretions, respectively, related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries, which was accounted for as minority interest. The Company paid $70,189 and $2,679 in preferred dividends during First Quarter 1998 and First Quarter 1997, respectively, by issuing shares of common stock of ACTV, Inc.

For First Quarter 1998, the Company's net loss was $2,772,137 or $.17 per basic and diluted share, an increase of 22% compared to the net loss of $2,271,302 or $.19 per basic and diluted share in First Quarter 1997. The increase in loss applicable to common shareholders during the more recent quarter was the result of lower gross revenues and higher depreciation expense, stock appreciation rights expense and interest and accretion expense in the more recent quarter.

Comparison of Three Month Periods Ended March 31, 1997 and March 31, 1996

During the three month period ended March 31, 1997 ("First Quarter 1997"), the Company's revenues increased approximately 2.6 times, to $907,944, from $350,674 in the three month period ended March 31, 1996 ("First Quarter 1996"). In the more recent quarter, most of the Company's revenues were derived from distance learning education sales. Revenues in First Quarter 1995 were derived from sales to the education market as well as from license and executive producer fees.

The cost of sales, as a percentage of sales revenue, decreased to 31% in the more recent quarter as compared to 59%, in the corresponding 1996 quarter. The decrease was the result of a preponderance of distance learning sales in more recent quarter, which carry a higher profit margin than much of the Company's other revenue sources.

Total expenses excluding cost of sales, interest expense, and minority interest
- subsidiary preferred stock dividends and accretion decreased approximately 19%, by $528,113 in First Quarter 1997, to $2,208,671, from $2,736,784 in First
Quarter 1996. The decrease was due principally to lower stock appreciation rights (SARs) expense, and depreciation expense. The Company recognized net income related to SARs, in the amount of $277,037, in the more recent quarter, as compared to an expense of $393,591 in the corresponding period last year. The difference was the result of a decrease in the price of ACTV, Inc.'s common stock during the First Quarter 1997. The Company also incurred higher research and development costs in First Quarter 1997 related principally to digital set-top terminal software and Internet product development.

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

For the quarter ended March 31, 1997, the Company accrued $746,542 for dividends and accretions related to exchangeable preferred stock issued in August 1996 by one of its wholly-owned subsidiaries, which was accounted for as minority interest. The Company paid $2,679 in preferred dividends during First Quarter 1997 by issuing shares of common stock of ACTV, Inc.

For First Quarter 1997, the Company's net loss was $2,271,302 or $.19 per basic and diluted share, a decrease of 11.3%, compared to the loss of $2,560,883, or $.22 per basic and diluted share, in First Quarter 1996. The decrease in net loss during the more recent quarter was the result of significantly higher revenues combined with an overall reduction in total expenses.

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

During First Quarter 1998 the Company used $2,716,669 in cash for its operations, compared with $2,286,204 in First Quarter 1997. The increase in First Quarter 1998 was due principally to a greater use of cash related to changes in assets and liabilities. The Company met its cash needs in First Quarter 1997 from a series of private placements of the Company's common stock (net proceeds of $1.4 million) with an institutional investor during the first three months of 1997 and from the issuance of debt by a wholly-owned subsidiary (net proceeds of $4.7). The Company met its cash needs in First Quarter 1997 from the remaining proceeds from the private sale of exchangeable preferred stock effected in August 1996.

With respect to investing activities, in First Quarter 1998 and 1997 the Company used cash of $269,593 and $90,787, respectively. Investing activities, in the more recent quarter, were related to television and computer equipment, patents and systems, while such activities in the 1997 Quarter related to leasehold improvements.

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

      Management of the Company believes that its current funds will enable the Company to finance its entertainment and corporate operations at their present level for at least the next twelve months. Such belief is based on assumptions that may not materialize, in which case the Company may require additional capital to finance such operations during this period. In addition, if the Company is not successful at raising additional funds, it may be required to significantly reduce its education operations. While the Company believes that it has adequate funds to launch and operate its planned Southwest Regional Network, it will need additional funding for Regional Network expansion. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to maintain its education operations at current levels.

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


                                                  ACTV, Inc.

                                                  Registrant


Date:      February 10, 1999          /s/ William C. Samuels
                                      ---------------------------------
                                      William C. Samuels
                                      Chairman, Chief Executive Officer
                                      and Director

Date:      February 10, 1999          /s/ Christopher C. Cline
                                      ---------------------------------
                                      Christopher C. Cline
                                      Senior Vice President (principal financial
                                      and accounting officer)