Form 10-Q/A
period 1998-06-30
ACTV INC /DE/
filed 1999-02-11
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                    ACTV, Inc
             (Exact name of registrant as specified in its charter)

               Delaware                                       94-2907258
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     1270 Avenue of the Americas
          New York, New York                                     10020
----------------------------------------                      ----------
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

INTRODUCTORY NOTE

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on August 14, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the Restatement). The Restatement reflects the presentation of Convertible Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders Equity (Deficiency).

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                               December 31,              June 30,
                                                                      1997                  1998
                                                                                   (as restated)
                                                                                   (unaudited)
                                                              --------------        --------------
Current Assets:
     Cash and cash equivalents.........................           $554,077            $1,810,396
     Accounts receivable-net...........................            303,044               780,913
     Education equipment inventory.....................            237,757               204,719
     Other.............................................            308,653               939,700
                                                              --------------        --------------
         Total current assets..........................          1,403,531             3,735,728
                                                              --------------        --------------
Property and equipment-net.............................          2,596,785             2,430,606
                                                              --------------        --------------
Other Assets:
     Patents and patents pending.......................            279,356               491,641
     Software development costs........................            669,852               856,933
     Goodwill                                                    2,641,188             2,428,002
     Other.............................................            311,206               624,459
                                                              --------------        --------------
         Total other assets............................          3,901,602             4,401,035
                                                              --------------        --------------
              Total ...................................         $7,901,918           $10,567,369
                                                              ==============        ==============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses..............        $1,882,159            $1,279,800
     Deferred stock appreciation rights.................                --               396,279
     Preferred dividends payable........................           603,469               660,329
                                                              --------------        --------------
         Total current liabilities......................         2,485,628             2,336,408
     Long-Term Notes Payable                                            --             3,742,576
     Put warrant                                                                       1,371,624
     Preferred stock of a subsidiary, convertible into
       common shares of the parent, no par value, 436,000
       shares authorized: issued and outstanding  316,944 at
       December 31, 1997, 222,297 at June 30, 1998......         7,029,708             4,663,514
Shareholders' equity (deficiency):
     Preferred stock, $.10 par value, 1,000,000 shares
     authorized, issued and outstanding 86,200 at
     December 31, 1997, 84,600 at June 30, 1998.........             8,620                 8,460
     Common stock, $.10 par value, 65,000,000 shares
      authorized: issued and outstanding 14,614,611 at
      December 31, 1997, 19,946,860 at June 30, 1998....         1,461,461             1,994,686
     Additional paid-in capital.........................        48,140,596            54,395,677
     Loans receivable from stock sales..................          (199,900)             (885,843)
     Accumulated deficit................................       (51,024,195)          (57,059,733)
                                                              --------------        --------------
         Total shareholders' equity (deficiency)........        (1,613,418)           (1,546,753)
                                                              --------------        --------------
              Total.....................................        $7,901,918           $10,567,369
                                                              ==============        ==============

                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Six Month Periods                  Three Month Periods
                                                    Ended June 30,                      Ended June 30,
                                                 1997            1998                 1997               1998
                                           (as restated)     (as restated)        (as restated)      (as restated)
Revenues:

   Sales revenues....................      $1,342,855              $756,660           $434,911           $395,413
                                         --------------      ---------------      ---------------    ---------------
      Total revenues.................       1,342,855               756,660            434,911            395,413

   Cost of Sales.....................         355,440               123,389             75,949             75,786
                                         --------------      ---------------      ---------------    ---------------
      Gross profit...................         987,415               633,271            358,962            319,627

Expenses:

   Operating expenses................         711,440               980,627            365,150            617,913
   Selling and administrative........       3,613,256             3,903,848          1,628,411          1,860,332
   Depreciation and amortization.....          98,488               514,263             50,508            301,762
   Amortization of goodwill..........         213,186               213,186            106,593            106,593
   Stock appreciation rights.........        (317,241)              396,279            (40,204)           332,685
                                         --------------      ---------------      ---------------    ---------------
     Total expense...................       4,319,129             6,008,203          2,110,458          3,219,285

   Interest (income).................         (92,083)              (65,321)           (33,946)           (25,481)
   Interest expense..................              --               463,977                 --            263,933
                                         --------------      ---------------      ---------------    ---------------
      Interest expense (income) - net         (92,083)              398,656            (33,946)           238,452

   Minority interest - subsidiary
    accretion........................       1,499,394               261,950            750,173            125,291
                                         --------------      ---------------      ---------------    ---------------
Net loss.............................      $4,739,025            $6,035,538         $2,467,723         $3,263,401
                                         ==============      ===============      ===============    ===============

Basic and diluted Loss per common
share...............................             $.40                  $.35               $.21               $.18
Weighted average number of common
shares outstanding...................      11,916,823            17,219,660         12,003,573         18,371,395


                              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Six Month Periods                   Three Month Periods
                                                             Ended June 30,                       Ended June 30,
                                                       1997               1998             1997              1998
                                                   (as restated)     (as restated)
Cash flows from operating activities:
     Net loss                                        $4,739,025        $6,035,538        $2,467,723        $3,263,401
                                                  ---------------   ---------------   ---------------   ---------------
Adjustments to reconcile net loss to net cash
 used in operations:
     Depreciation and amortization.............         311,674           727,449           157,101           408,355
     Stock appreciation rights.................        (671,866)          396,279           (40,204)          332,685
     Amortization of warrants and deferred
       expenses related to debt financing......              --           142,074                --            89,712
     Common stock issued for services..........          15,000         1,145,052            15,000           849,913
     Common stock issued  or reserved for
     preferred dividends and accretions........       1,271,408           205,090           643,729           134,901
Changes in operating assets and liabilities:
     Accounts receivable.......................        (450,945)         (477,869)           72,206          (263,157)
     Education equipment inventory.............          25,235            33,038            16,142            33,038
     Other assets..............................        (146,903)         (719,642)         (159,420)         (650,303)
     Accounts payable and accrued expenses.....         (40,193)         (602,359)         (254,700)          (75,030)
                                                  ---------------   ---------------   ---------------   ---------------
              Net cash (used) in operating
              activities.......................      (4,425,615)       (5,186,426)       (2,017,869)       (2,403,287)
                                                  ---------------   ---------------   ---------------   ---------------
Cash flows from investing activities:
     Investment in patents pending.............              --          (227,401)               --          (177,401)
     Investment in property and equipment......        (223,267)         (232,686)         (132,480)          (66,659)
     Investment in systems.....................        (399,460)         (216,846)         (399,460)         (163,280)
                                                  ---------------   ---------------   ---------------   ---------------
     Net cash used in investing
       activities..............................        (622,727)         (676,933)         (531,940)         (407,340)
                                                  ---------------   ---------------   ---------------   ---------------
Cash flows from financing activities:
     Net proceeds from debt issuance...........              --         3,306,190                --                --
     Preferred stock dividends payable.........         227,985            56,860           106,443            (9,610)
     Net Proceeds from Put Warrant.............              --         1,371,624                --                --
     Redemption of preferred stock.............              --          (565,759)               --                --
     Proceeds from sale of common stock........              --         2,950,763                --         1,559,014
     Expense related to convertible preferred
       stock issuance..........................          (9,565)               --                --                --
                                                  ---------------   ---------------   ---------------   ---------------
Net cash provided by (used in) financing
activities.....................................         218,420         7,119,678           106,443         1,559,014
                                                  ---------------   ---------------   ---------------   ---------------
Net increase (decrease) in cash and cash
equivalents   .................................      (4,829,922)        1,256,319        (2,443,366)       (1,261,223)
     Cash and cash equivalents,
     beginning of period.......................       6,520,756           554,077         4,134,200         3,071,619
                                                  ---------------   ---------------   ---------------   ---------------
     Cash and cash equivalents, end of period..       1,690,834         1,810,396         1,690,834         1,810,396
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

2. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K/A2 for the year ended December 31, 1997. The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at June 30, 1998 and December 31, 1997 reflect capitalized software production costs of $856,933 and $669,852, respectively, classified as a component of "Other" non-current assets.

3. The Company's balance sheets at June 30, 1998 and December 31, 1997 also reflect a contra shareholders' equity (deficiency ) amount of $885,843 related to (a) a loan made by the Company to an employee in August 1995 (June 30, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to four employees in the first six months of 1998 (June 30, 1998 balance of $685,943). All of the loans were non-interest bearing and made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan will be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the employee's service period, which is from the issuance of the loan to January 1, 1999. Such compensation expense recorded for the six months ended June 30, 1998 was $603,610.

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

         In connection with the purchase of such note, the Purchasers received on January 14, 1998 a warrant (the "Warrant"), which allows the holder to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock. After five years from the date of issuance, the holder of the Warrant has the right to put the warrant to Texas Network for a value based on a multiple of its operating income.

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

      For accounting purposes, the Company has allocated approximately $1.4 million to the value of the Warrant, based on a valuation by an investment banker. The Warrant is included outside of Consolidated Shareholders' Equity (Deficiency) due to its cash Put Feature and is being amortized as additional interest expense over the life of the Note.

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

      The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $1,250,000 was recorded and included as minority interest for the six months ended June 30, 1997

6. The consolidated balance sheet at June 30, 1998, reflects non-cash activity during the six month period ended June 30, 1998, that relates to a the option exercises and resulting non-recourse loan transactions described in Note 3 above: an increase in notes receivable from stock sales of $685,943 (net of compensation expense of $603,610 and an increase in common stock and additional paid-in capital of a total of $1,289,553. The Company made no cash payments of interest or income taxes during the three months ended June 30, 1997, or June 30, 1998.

7. Subsequent to the issuance of the Company's financial statements as of and for the six months ended June 30, 1997 and 1998, management determined that these financial statements for years 1996 and 1997, should be restated.

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

                                                             Six Months Ended June 30,
                                     ----------------------------------------------------------------------------------
                                                      1997                                          1998
                                     -------------------------------------        -------------------------------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        -------------        -----------------        ------------
Minority Interest - Subsidiary
Preferred stock dividends and
Accretion                            $       --              $1,499,394           $       --               $  261,950

Net Loss                             $3,239,631              $4,739,025           $5,773,588               $6,035,538


                                                              Three Months Ended June 30,
                                     ----------------------------------------------------------------------------------
                                                      1997                                          1998
                                     -------------------------------------        -------------------------------------
                                     As Previously                                As Previously
                                     Reported                As Restated          Reported                 As Restated
                                     ----------------        -------------        -----------------        ------------
Minority Interest - Subsidiary
Preferred stock dividends and
Accretion                            $        -              $  750,173           $        -              $   125,291

Net Loss                             $1,717,550              $2,467,723           $3,138,110               $3,263,401

                                                    June 30,
                                     -------------------------------------
                                                      1998
                                     -------------------------------------
                                     As Previously
                                     Reported                As Restated
                                     ----------------        -------------
Convertible preferred stock
of subsidiary                        $        -              $4,663,514

Put Warrant                          $        -              $1,371,624

Shareholders' equity
(deficiency)                         $4,488,385              $(1,546,753)

The restatement had no effect on revenues, total assets and net loss per basic and diluted common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY NOTE

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on August 14, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the Restatement). The Restatement reflects the presentation of Convertible Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders Equity (Deficiency).

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

Total expenses excluding cost of sales, interest expense and minority interest preferred stock dividends and accretion in the six months ended June 30, 1998, increased 39%, to $6,008,203, from $4,319,129 in the comparable period in 1997. The increase was due to (i) higher operating and selling and administrative expenses associated with the Southwest Regional Network; (ii) higher depreciation and amortization expenses; and (iii) higher stock appreciation rights expenses, the result of an increase in the market price of the Company's common stock.

Depreciation and amortization expense for the six months ended June 30, 1998, increased 133% to $727,449, from $311,674 for the six months ended June 30, 1997. This increase was due principally to higher depreciation expenses related to the Southwest Regional Network's master control production facility.

Interest income in the six months ended June 30, 1998, was $65,321, compared with $92,083 in the six months ended June 30, 1997. The decrease was due to lower average cash balances during the more recent period. The Company incurred interest expense and accretions of $398,656 in the six months ended June 30, 1997, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of the Company. The Company chose to pay the interest due June 30, 1998 in kind rather than in cash.

For the six month periods ending June 30, 1998 and June 30, 1997, the Company accrued $261,950 for dividends and $1,499,394 for dividends and accretions, respectively, related to its outstanding preferred stock, which was accounted for as minority interest. The Company paid $205,090 and $21,408 in preferred dividends during the six month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

For the six months ended June 30, 1998, the Company's net loss was $6,035,538, or $.35 per basic and diluted share, an increase of 27% over the net loss of $4,739,025, or $.40 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent six-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

Comparison of Six Month Periods Ended June 30, 1997 and June 30, 1996

During the six month period ended June 30, 1997, the Company's revenues increased 74% to $1,342,855 from $773,596 in the six month period ended June 30, 1996. All revenues in the six month period ended June 30, 1997 were derived from the education market, while in the 1996 six-month period, the Company's revenues were derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of significantly higher sales of distance learning products and services.

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

Total expenses excluding cost of sales, interest expense, and minority interest
- preferred stock dividends and accretion in the six months ended June 30, 1997, declined slightly, to $4,319,129, from $4,567,875 in the comparable period in 1996. The decrease was due to lower amortization and stock appreciation rights expenses, which more than offset moderately higher selling and administrative costs during the 1997 period.

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

For the six months ended June 30, 1997, the Company's net loss was $4,739,025, or $.40 per basic and diluted share, an increase of 17% over the net loss of $4,053,019, or $.35 per basic and diluted share, incurred in the prior year's comparable period. The increase was the result principally of higher dividends and accretions in the six months ended June 30, 1997, which more than compensated for greater total revenues and higher gross profit during the more recent period.

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

Cost of sales in Second Quarter 1998 was $75,786, compared to Second Quarter 1997's cost of sales of $75,949. The Company's gross margin decreased slightly to 81% in the more recent quarter, from 82% in the corresponding 1997 quarter.

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

For Second Quarter 1998 and Second Quarter 1997, respectively, the Company accrued $125,291 for dividends and $750,173 for dividends and accretions, respectively, related to its outstanding preferred stock, which was accounted for as minority interest. The Company paid $133,141 and $18,729 in preferred dividends during the six month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

The Company's net loss in Second Quarter 1998 increased approximately 32%, to $3,263,401, or $.18 per share, from $2,467,723, or $.21 per share, in Second Quarter 1997, principally due to higher expenses associated with the Southwest Regional Network, as noted above.

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

The Company's net loss in Second Quarter 1997 increased approximately 65%, to $2,467,723, or $.21 per share, from $1,492,136, or $.13 per share, in Second Quarter 1996, principally the result preferred stock dividends and accretions and the noted difference in stock appreciation rights expense.

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

During Second Quarter 1998 the Company used $2,442,897 in cash for its operations, compared with $1,911,426 in Second Quarter 1997.

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

         In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc. The Issuer elected to pay the semi-annual interest payment in kind rather than in cash.


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

Management of the Company believes that its current funds, taking into account approximately $2.75 million dollars in equity financing completed in July 1998, will enable the Company to finance its operations for at least the next twelve months. Such belief is based on assumptions thatmay not materialize, in which case the Company may require additional capital to finance such operations during this period. While the Company believes that it has adequate funds to launch its planned Southwest Regional Network, it (i) may need additional funding to operate the network at planned levels and (ii) will need additional funding to launch networks in other regions. While the Company has engaged an investment bank for assistance in securing such financing, the Company has no commitments from lenders or investors at this time and there is no assurance that it will be able to raise the necessary capital to effect additional Regional Network launches or to operate the Southwest Regional Network at planned levels.


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