Form 10-Q/A
period 1998-09-30
ACTV INC /DE/
filed 1999-02-11
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___


As of November 18, 1998, there were 28,400,282 shares of the registrant's common stock outstanding.

Introductory Note

This amendment on Form 10-Q/A2 amends the Registrant's Quarterly Report on Form 10-Q/A filed by the Registrant on November 19, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the "Restatement"). The Restatement reflects the presentation of Convertible Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders' Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders' Equity (Deficiency).

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         ASSETS                                              December 31,        September 30,
                                                                     1997                 1998
                                                                                  (as restated)
                                                                                    (unaudited)
-----------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents.........................           $554,077            $7,077,854
     Accounts receivable-net...........................            303,044               578,841
     Education equipment inventory.....................            237,757               176,548
     Other.............................................            308,653               668,166
                                                              --------------        --------------
         Total current assets..........................          1,403,531             8,501,409

                                                              --------------        --------------
Property and equipment-net.............................          2,596,785             2,400,281
                                                              --------------        --------------
Other Assets:
     Patents and patents pending.......................            279,356               792,941
     Software development costs........................            669,852               989,252
     Goodwill..........................................          2,641,188             2,321,409
     Other.............................................            311,206               610,327
                                                              --------------        --------------
         Total other assets............................          3,901,602             4,713,929
                                                              --------------        --------------
              Total ...................................         $7,901,918           $15,615,619
                                                              ==============        ==============

         LIABILITIES AND
         SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses..............         $1,882,159             $826,914
     Deferred stock appreciation rights.................                 --              455,251
     Preferred dividends payable........................            603,469              670,503
                                                               --------------       --------------
         Total current liabilities......................          2,485,628            1,952,668
     Long-Term Notes Payable                                             --            4,300,581

     Put warrant                                                                       1,371,624
     Preferred stock of a subsidiary, convertible into
       common shares of the parent, no par value, 436,000
       shares authorized: issued and outstanding  316,944 at
       December 31, 1997, 185,449 at September 30, 1998.          7,029,708            3,742,314
Shareholders' equity (deficiency):
     Preferred stock, $.10 par value, 1,000,000 shares
     authorized, issued and outstanding 86,200 at
     December 31, 1997, 72,600 at September 30, 1998....              8,620                7,260
     Common stock, $.10 par value, 65,000,000 shares
      authorized: issued and outstanding 14,614,611 at
      December 31, 1997, 26,210,003 at September 30, 1998         1,461,461            2,621,000
     Additional paid-in capital.........................         48,140,596           63,584,261
     Loans receivable from stock sales..................           (199,900)          (1,070,872)
     Accumulated deficit................................        (51,024,195)         (60,893,217)
                                                               --------------       --------------
         Total shareholders' equity (deficiency)........         (1,613,418)           4,248,432
                                                               --------------       --------------



              Total.....................................         $7,901,918           15,615,619
                                                               ==============       ==============

See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Nine Month Periods             Three Month Periods
                                                Ended September 30,            Ended September 30,
                                               1997            1998            1997              1998
                                          (as restated)   (as restated)    (as restated)     (as restated)
                                         --------------  ---------------  ---------------  ---------------

Revenues:

   Sales revenues....................       $1,534,295       $1,058,560      $  191,440       $  301,900
                                         --------------  ---------------  ---------------  ---------------
      Total revenues.................        1,534,295        1,058,560         191,440          301,900

   Cost of Sales.....................          434,287          168,934          78,847           45,545
                                         --------------  ---------------  ---------------  ---------------
      Gross profit...................        1,100,008          889,626         112,593          256,355

Expenses:

   Operating expenses................          957,516        1,718,627         246,076          738,000
   Selling and administrative........        4,919,822        6,462,024       1,306,566        2,558,176
   Depreciation and amortization.....          150,210          810,984          51,722          296,721
   Amortization of goodwill..........          319,779          319,779         106,593          106,593
   Stock appreciation rights.........         (346,892)         455,251         (29,651)          58,972
                                         --------------  ---------------  ---------------  ---------------
     Total expense...................        6,000,435        9,766,665       1,681,306        3,758,462

   Interest (income).................         (103,239)        (105,398)        (11,156)         (40,077)
   Interest expense..................               --          718,220             --           254,243
                                         --------------  ---------------  ---------------  ---------------
      Interest expense (income) - net         (103,239)         612,822         (11,156)         214,166

   Minority interest - subsidiary
preferred stock dividends and
accretion............................        2,245,435          379,161         746,041          117,211
                                         --------------  ---------------  ---------------  ---------------
Net loss.............................       $7,042,623       $9,869,022      $2,303,598       $3,833,484
                                         ==============  ===============  ===============  ===============

Basic and diluted loss per common share           $.57             $.51            $.17             $.16

Weighted average number of common
shares outstanding...................       12,338,339       19,309,832      13,171,584       23,422,018


                              See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         Nine Month Periods                 Three Month Periods
                                                         Ended September 30,                 Ended September 30,
                                                       1997              1998              1997              1998
                                                   (as restated)                       (as restated)
                                                  ---------------   ---------------   ---------------   ---------------
Cash flows from operating activities:
Net loss.......................................     $(7,042,623)      $(9,869,022)      $(2,303,598)      $(3,833,484)
                                                  ---------------   ---------------   ---------------   ---------------
Adjustments to reconcile net loss to net
cash used in operations:
     Depreciation and amortization.............         469,989         1,130,763           158,315           403,314
     Stock appreciation rights.................        (701,517)          455,251           (29,651)           58,972
     Amortization of warrants and deferred
       expenses related to debt financing......              --           178,451                --            36,377
     Notes issued in lieu of cash..............              --           494,618                --           175,694
     Common stock issued for services..........         165,000         2,016,023           150,000           870,971
     Common stock issued  or reserved for
     preferred dividends and accretions........       1,970,167            67,034           698,759            10,174
Changes in operating assets and liabilities:
     Accounts receivable.......................        (178,304)         (275,797)          272,641           202,072
     Education equipment inventory.............          (9,168)           61,209           (34,403)           28,171
     Other assets..............................        (185,189)         (327,329)          (38,286)          392,313
     Accounts payable and accrued expenses.....         (51,405)       (1,055,245)          (11,212)         (133,962)
                                                  ---------------   ---------------   ---------------   ---------------
              Net cash (used) in operating
              activities.......................      (5,563,050)       (7,124,044)       (1,137,435)       (1,789,388)
                                                  ---------------   ---------------   ---------------   ---------------
Cash flows from investing activities:
     Investment in patents pending.............              --          (534,561)               --          (307,160)
     Investment in property and equipment......      (1,404,482)         (360,180)       (1,181,215)         (127,494)
     Investment in systems.....................        (531,948)         (573,734)         (132,488)         (356,888)
                                                  ---------------   ---------------   ---------------   ---------------
     Net cash used in investing
     activities................................      (1,936,430)       (1,468,475)       (1,313,703)         (791,542)
                                                  ---------------   ---------------   ---------------   ---------------
Cash flows from financing activities:
     Net proceeds from debt issuance...........              --         3,318,080                --            11,890
     Net proceeds from Put Warrant ............              --         1,371,624                --                --
     Preferred stock dividends payable.........         275,269           312,137            47,284           107,047
     Redemption of preferred stock.............              --          (565,759)               --                --
     Proceeds from sale of common stock........       2,718,435        10,680,214         2,728,000         7,729,451
                                                  ---------------   ---------------   ---------------   ---------------
Net cash provided by (used in) financing
activities.....................................       2,993,704        15,116,296         2,775,284         7,848,388
                                                  ---------------   ---------------   ---------------   ---------------
Net increase (decrease) in cash and cash
equivalents   .................................      (4,505,776)        6,523,777           324,146         5,267,458
     Cash and cash equivalents,
     beginning of period.......................       6,520,756           554,077         1,690,834         1,810,396
                                                  ---------------   ---------------   ---------------   ---------------


    Cash and cash equivalents,
     end of period.............................       2,014,980         7,077,854         2,014,980         7,077,854
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

       For accounting purposes, the Company has allocated approximately $1.4 million to the value of the Warrant based on a valuation by an investment banker. The Warrant is included outside of Consolidated Shareholders' Equity (Deficiency) due to its cash put feature and is being amortized as additional interest expense over the life of the Note.

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

     The Exchangeable Preferred Stock is convertible into shares of common stock at a discounted conversion price. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. A preferred stock accretion of $2,245,000 was recorded and included as minority interest for the nine months ended September 30, 1997.

       In November 1998, the holders of approximately 179,000 of the remaining approximately 184,000 shares of Exchangeable Preferred Stock surrendered all of their Exchangeable Preferred shares against receipt of a new ACTV, Inc. Series B 10% Convertible Preferred Stock (the "Series B Preferred") with a face value of $5,017,000 and shares of Common Stock. In addition, the holders received warrants to purchase approximately 1.94 million shares of Common Stock at $2.00 per share. Management believes that the total value received in Common Stock and Series B Preferred by the holders was approximately equal to, but no greater than, the fair value of the Exchangeable Preferred Shares surrendered by such holders on the date of the transaction.

       The Series B Preferred is fully redeemable by the Company at any time at a 10% premium above face value plus accrued dividends. The holders of Series B Preferred are prohibited from converting any shares into Common Stock during the period from the present through November 13, 1999, whether or not the Company gives a notice of redemption during this period. Unlike the Exchangeable Preferred Stock, which is exchangeable at varying prices based on market conditions, the Series B Preferred shares are convertible at a fixed price, subject to a single adjustment. From November 13, 1999 to February 13, 2000, the Series B Preferred is convertible at a price of $2.00 per share. If the Series B Preferred is not redeemed by February 13, 2000, its conversion price will be adjusted to a fixed price of $1.33 per share for the remainder of its life.

The Company has the right to redeem the warrants in full at a price of $.01 per warrant share in the event that the Company's Common Stock trades at or above an average of $4.50 per share during a period of 20 consecutive trading days.

5. The Company's balance sheets at September 30, 1998 and December 31, 1997 reflect a contra shareholders' equity (deficiency) amount of $1,070,872 and $199,900, respectively, related to (a) a loan made by the Company to an employee in August 1995 (September 30, 1998 and December 31, 1997 balance of $199,900) and (b) loans made to four employees in the first nine months of 1998 (September 30, 1998 balance of $870,972). All of the loans were non-interest bearing and made to enable the employees to purchase the Company's common stock by exercising options. The loans have due dates that correspond to the respective expiration dates of the options exercised. Pursuant to the employment contracts of the employees to whom the 1998 loans were made, each loan may be forgiven if the respective employee remains employed by the Company on January 1, 1999. Therefore, the Company is recognizing compensation expense for the total amount of each 1998 loan on a pro-rata basis over the employee's service period, which is from the issuance of the loan to January 1, 1999. Such compensation expense recorded for the nine months ended September 30, 1998 was $1,474,581.

6. The consolidated balance sheet at September 30, 1998, reflects non-cash activity during the six month period ended September 30, 1998, that relates to the option exercises and resulting non-recourse loan transactions described in
Note 5 above: an increase in notes receivable from stock sales of $870,972 (net of compensation expense of $1,474,581 and an increase in common stock and additional paid-in capital of a total of $2,345,553. The Company made no cash payments of interest or income taxes during the three and nine month periods ended September 30, 1997, or September 30, 1998.

7. Subsequent to the issuance of the Company's 1996 and 1997 financial statements, management determined that the Company's consolidated financial statements for years 1996 and 1997, should be restated as explained in the following paragraphs.

The significant effects of the restatement are to present Convertible Preferred Stock of the Subsidiary as minority interest outside of Consolidated Shareholders' Equity (Deficiency), to record the dividends and accretion of this Preferred Stock as minority interest and to present the Warrant issued in January 1998 (see Note 4) outside of Consolidated Shareholders' Equity (Deficiency) due to its cash put feature.


                                       Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                      1997                                          1998
                                     ----------------------------------------     ----------------------------------------
                                       As Previously                                As Previously
                                       Reported                As Restated          Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Minority Interest - Subsidiary
Preferred stock dividends and
Accretion                              $        -              $2,245,435           $        -               $  379,161
                                     ----------------        ----------------     -----------------        ---------------

Net Loss                               $4,797,188              $7,042,623           $9,489,861               $9,869,022
                                     ----------------        ----------------     -----------------        ---------------


-----------------------------------------------------------
                                         Three Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                      1997                                          1998
                                     ----------------------------------------     ----------------------------------------
                                       As Previously                                As Previously
                                       Reported                 As Restated         Reported                 As Restated
                                     ----------------        ----------------     -----------------        ---------------
Minority Interest - Subsidiary
Preferred stock dividends and
Accretion                              $        -              $  746,041           $        -               $  117,211
                                     ----------------        ----------------     -----------------        ---------------

Net Loss                               $1,557,557              $2,303,598           $3,716,273               $3,833,484
                                     ----------------        ----------------     -----------------        ---------------


                                                  September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                      1998
                                     ----------------------------------------
                                       As Previously
                                       Reported                 As Restated
                                     ----------------        ----------------
Convertible preferred stock
of subsidiary                          $        -              $3,742,314
                                     ----------------        ----------------

Put Warrant                            $        -              $1,371,624
                                     ----------------        ----------------

Shareholders' equity
(deficiency)                           $9,362,370              $4,248,432
                                     ----------------        ----------------

The restatement had no effect on revenues, total assets and net loss per basic and diluted common share.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY NOTE

       This amendment on Form 10-Q/A2 amends the Registrant's Quarterly Report on Form 10-Q/A filed by the Registrant on November 19, 1998 and is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the "Restatement"). The Restatement reflects the presentation of Convertible Preferred Stock of Subsidiary as minority interest outside of Consolidated Shareholders' Equity (Deficiency), the recording of dividends and accretion of this Preferred Stock as minority interest and the presentation of the Warrant issued in January 1998 outside of Consolidated Shareholders' Equity (Deficiency).

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

       The Company's national Individualized Programming will initially be done through a joint venture formed in September 1998 with Liberty Media Corporation, called LMC IATV Events, LLC. ("LMC IATV"). LMC IATV, through an exclusive license from the Company, has the right to produce and distribute Individualized Programming consisting of major events. As consideration for granting such a license, the Company received a fixed one-third equity interest in the joint venture, with no obligations to make additional capital contributions.

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

       Total expenses excluding cost of sales, interest expense and minority interest - preferred stock dividends and accretion in the nine months ended September 30, 1998, increased 63%, to $9,766,665, from $6,000,435 in the comparable period in 1997. The increase was due to (i) higher operating and selling and administrative expenses associated with the Southwest Regional Network; (ii) higher depreciation and amortization expenses; and (iii) higher stock appreciation rights expenses, the result of an increase in the market price of the Company's common stock.

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

       For the nine-month periods ending September 30, 1998 and September 30, 1997, the Company accrued $379,161 for dividends and $2,245,435 for dividends and accretions, respectively, related to its outstanding preferred stock, which was accounted for as minority interest..

       For the nine months ended September 30, 1998, the Company's net loss was $9,869,022, or $.51 per basic and diluted share, an increase of 40% over the net loss of $7,042,623, or $.57 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent nine-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

Comparison of Nine Month Periods Ended September 30, 1997 and September 30, 1996

       During the nine month period ended September 30, 1997, the Company's revenues increased 39% to $1,534,295 from $1,105,816 in the nine-month period ended September 30, 1996. All revenues in the nine-month period ended September 30, 1997 were derived from the education market, while in the 1996 nine-month period, the Company's revenues were derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of significantly higher sales of distance learning products and services, including the Company's first revenues from its new Internet software product.

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

       Total expenses excluding cost of sales, interest expense and minority interest - preferred stock dividends and accretion in the nine months ended September 30, 1997, decreased 8% to $6,000,435, from $6,542,210 in the comparable period in 1996. The decrease was due to lower operating, amortization, and stock appreciation rights expenses, which more than offset moderately higher selling and administrative costs during the 1997 period.

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

       For the nine-month periods ending September 30, 1997 and September 30, 1996, the Company accrued $2,245,435 and $528,493, respectively, for dividends and accretions, related to its outstanding preferred stock, which was accounted for as minority interest..

       The Company's net loss for the nine months ended September 30, 1997 increased 10% to $7,042,623, or $.57 per basic and diluted share, compared with the net loss of $6,378,805, or $.54 per basic and diluted share, incurred in the prior year's comparable period. The increase was the result principally of significantly higher dividends and accretions related to the Company's preferred stock in the more recent period, which more than offset greater total revenues and higher gross profit during the nine months ended September 30, 1997.

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

       Total expenses excluding cost of sales, interest expense and minority interest - preferred stock dividends and accretion increased approximately 124% in Third Quarter 1998, to $3,758,462, from $1,681,306 in Third Quarter 1997. The increase was due principally to higher operating, selling and administrative expenses and depreciation and amortization expense in the more recent period. The increase in depreciation, amortization, operating, selling and administrative expenses was principally attributable to the Company's Southwest Regional Network.

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

       For Third Quarter 1998 and Third Quarter 1997, respectively, the Company accrued $117,211 for dividends and $746,041 for dividends and accretions, respectively, related to its outstanding preferred stock, which was accounted for as minority interest...

       The Company's net loss in Third Quarter 1998 increased approximately 66%, to $3,833,484, or $.16 per basic and diluted share, from $2,303,598, or $.17 per basic and diluted share, in Third Quarter 1997, principally due to higher expenses associated with the Southwest Regional Network, as noted above.

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

       Total expenses excluding cost of sales, interest expense and minority interest - preferred stock dividends and accretion decreased approximately 15% in Third Quarter 1997, to $1,681,306, from $1,974,335 in Third Quarter 1996. The decrease was due to lower operating and selling and administrative expenses, and a difference in stock appreciation rights expenses between the two periods.

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

       For the three month periods ending September 30, 1997 and September 30, 1996, the Company accrued $746,041 and $528,493, respectively, for dividends and accretions, related to its outstanding preferred stock, which was accounted for as minority interest...

       The Company's net loss in Third Quarter 1997 decreased slightly, to $2,303,598, or $.17 per basic and diluted share, from $2,325,786, or $.20 per basic diluted share, in Third Quarter 1996, principally the result of the noted difference in operating, selling and administrative, and stock appreciation rights expense, which more than offset the increase, in the more recent period, of a higher dividend and accretion expense related to the Company's outstanding convertible preferred stock.

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