Form 10-K
period 1998-12-31
ACTV INC /DE/
filed 1999-03-19
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                   ACTV, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            __94-2907258
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  1270 Avenue of the Americas
       New York, New York                                         10020
  ---------------------------                                  ----------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 217-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                  Name of exchange on which registered
-----------------------------             ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price on March 16, 1999) was $193,327,255.

As of March 16, 1999, there were 33,217,184 shares of the registrant's common stock outstanding.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, ACTV, Inc. disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

                               INTRODUCTORY NOTE

        The term "Company" used herein refers to ACTV, Inc. and its subsidiaries, ACTV Entertainment, Inc. and HyperTV Networks, Inc.

PART I

Item 1. BUSINESS

General

        ACTV, Inc. has developed patented and proprietary technologies, which we call Individualized Television and HyperTV(TM), that allow content providers to create unique interactive programming for digital television and for television/Internet convergence applications. Convergence is a term commonly used to describe the merging of television programming with content provided through the Internet. This merging of the two media can occur on the same display device, like a computer screen, or on separate television and computer monitors that are near one another.

        Our individualized programming software technology provides the tools needed to create and view live or pre-recorded television programming that individualizes what the viewer sees and hears. The proprietary software can remember every choice the viewer keys in with his TV remote control, allowing the television to literally respond to each viewer with tailored programming and advertising content. HyperTV(TM) software technologies enable the simultaneous delivery of complementary video and Internet URL's directly to television viewers and/or personal computer users. URL, which is short for uniform resource locator, is the address of an Internet web site.

        We conduct our Individualized Television and HyperTV(TM) operations through wholly-owned subsidiaries, ACTV Entertainment, Inc. and HyperTV Networks, Inc., respectively. ACTV Entertainment, Inc., in turn, wholly owns The Texas Individualized Television Network, Inc.

         ACTV, Inc. has granted ACTV Entertainment, Inc. an exclusive, perpetual license to use certain patented and proprietary technologies for Individualized Television in the United States and has granted HyperTV Networks, Inc. an exclusive, perpetual license to use certain patented and proprietary technologies for HyperTV(TM) worldwide. Under the licenses, each subsidiary will pay ACTV, Inc. royalties on net revenues if the subsidiary is no longer majority owned by ACTV.

         Unless otherwise indicated, all references in this Form 10-K to ACTV or the "Company" include ACTV, Inc. and all of its subsidiaries.

        This document includes certain forward looking statements about ACTV and its industry that are based on management's current expectations. Actual results may differ materially as a result of any one or more of the risks identified in the ACTV's filings under the Securities Exchange Act of 1934.

Board Policy of ACTV, Inc; Corporate Structure of Subsidiaries

        Our policy is and has been, as set forth in the prospectus relating to its initial public offering in May 1990, "to license ACTV's technology and arrange joint ventures for its use in a number of different industries." Our board of directors has previously adopted, and has reaffirmed in 1999, a plan to take effect in the event that an entity deemed likely not to further such policy or to act inconsistently with the best interests of all our shareholders seeks to acquire or has acquired 20% or more of our common stock. The text of the board resolution is the following:

        "Resolved, that it being in the best interests of ACTV, Inc. and its shareholders, the board of directors hereby approves and adopts a plan that, in the event that majority of the board of directors determines that an acquirer has acquired, or seeks to acquire 20% or more of ACTV, Inc. and that such acquirer is not a suitable acquirer in the opinion of the majority of the board of directors since such acquirer will not further our policy of acting as a broad licensor and joint venturer of our proprietary and patented technologies, or is otherwise likely to act inconsistently with the best interests of all of our shareholders, the board is authorized to take all necessary action to offer, by invitation, stock, joint ventures or licenses to use and exploit ACTV's proprietary and patented technologies. The board is authorized, in its discretion, to employ an independent investment banking firm for the purpose of evaluating various business alternatives."

        Our board of directors has authorized that each of ACTV, Inc.'s direct and indirect subsidiaries have two classes of common stock and one class of preferred stock. The second class of common stock, designated as "class B common stock," which is equivalent in the number authorized to 20% of the total common stock authorized. Each share of class B common stock has 25 votes, compared to one vote for each share of our first class of common stock. In this report, whenever we refer to "our common stock" or "ACTV's common stock," unless otherwise indicated it will mean our first class of common stock. It is the board's policy that class B common stock may be allocated to executive officers, directors and employees of ACTV, Inc. and its subsidiaries in consideration of services rendered and to reward and motivate executives.

        Certain employees, including Messrs. Samuels, Reese, Crowley and Cline, have been granted options to purchase class B common stock, at fair value as of the date of grant, of certain of ACTV Inc.'s subsidiaries; such common stock, if issued, will have majority voting rights in such subsidiaries. No class B common stock has been issued to date.

        Both the board of directors' policy noted above and the voting power of our class B common stock may have anti-takeover effect and may be used to delay, discourage or prevent a change in control of ACTV, Inc.

        ACTV was incorporated under the laws of the State of Delaware on July 24, 1989. ACTV is the successor, by merger effective November 1, 1989, to ACTV, Inc., a California corporation, organized on July 11, 1983. ACTV's executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, telephone number (212) 217-1600.

The Company

        We use patented and proprietary software technologies to create unique, programming for digital television and for television/Internet convergence applications. We call the applications Individualized Television and HyperTV(TM), respectively.

        Individualized Television enables viewers to switch seamlessly and instantly among multiple, real-time feeds of live or pre-recorded video, audio and data. Individualized Television is a multi-path telecast of several elements of programming material, such as instant replay on demand, isolation cameras, statistical data, and/or additional features. There is no limit to the number of viewers who can interact simultaneously with a program enhanced by our individualized television programming capabilities. All the viewer needs at home to receive individualized television programming is a standard digital set-top box and remote control.

        HyperTV(TM) is a patented process for the delivery of Internet web information that relates to and enhances a simultaneous videocast. HyperTV(TM) software uses the Java programming language, which was developed by Sun Microsystems. HyperTV(TM) allows for the merger of video programming with the vast information resources of the Internet, whether for the benefit of television users in the home or for students in educational settings. In March 1999 we announced the introduction of HyperTV(TM). Previously, in mid-1997 we had launched the first application of HyperTV(TM) for the education market, called eSchool Online(TM). eSchool Online(TM) uses HyperTV(TM) technology that integrates streamed educational video, relevant Web content, and functionality, called "chat," that allows students and teachers to communicate in real time through written Internet messages. In addition, eSchool Online(TM) gives educators the tools to assess a student's performance and record the results of the assessment.

        Since its inception, ACTV has incurred operating losses approximating $72 million related directly to the development and marketing of the Individualized Television and HyperTV(TM). For financial information on the operations of ACTV's Individualized Television and HyperTV(TM) lines of business, see the consolidated financial statements commencing on page 22, specifically Note 13.


Individualized Television

        We are seeking to exploit the U.S. digital television market on both a regional and national basis. We are launching regionally-based, individualized cable television networks, with programming provided through our strategic alliance with FOX Sports Net. We have the rights to license FOX Sports Net programming from each of FOX Sports Net's regional sports affiliates and to offer enhanced FOX Sports Net programming to any distributor that carries the corresponding regional FOX Sports Net channel. The FOX Sports Net agreement extends through June 2003.

        FOX Sports Net is a service of "National Sports Partners," a joint venture between Cablevision's Rainbow Media Holdings, Inc. and FOX/Liberty Networks, which is a 50/50 partnership between News Corp. and Tele-Communications Inc.'s Liberty Media Corporation. Equally owned by FOX/Liberty Networks and Cablevision's Rainbow Media Holdings, Inc., the venture now reaches more than 58 million homes nationwide through 22 regional sports networks.

        We plan to develop regional networks in regions served by Fox Sports Net, with distribution to be provided by cable operators that are currently upgrading their service from analog to digital transmission. Initially, the regional networks will feature sports programming. We will produce and distribute programming within each regional network from a master control facility in the region; the facility will include the necessary production and transmission equipment to both create and distribute individualized programming.

        We plan to launch our first regional network in 1999 in the region served by FOX Sports Southwest. FOX Sports Southwest distributes programming to more than 5 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. Our southwest regional network will feature individualized telecasts of professional basketball, including the Houston Rockets, the Dallas Mavericks, and the San Antonio Spurs, Dallas Stars hockey, and Texas Rangers and Houston Astros baseball. In addition, we will offer college sports events from the Southeastern, Southland and Western Athletic conferences.

        We believe that the differentiation afforded by our individualized programming will allow distributors to offer their customers a unique programming service that will enhance their customers' acceptance of digital television. We will be responsible for the incremental content, transmission, delivery and master control costs incurred in connection with the production and distribution of individualized programming for our regional networks.

        In each regional network, we plan to construct or lease a master control facility that includes the necessary production and transmission equipment to both create and distribute individualized programming. For our southwest regional network we have constructed a state-of-the-art master control in the facility used by FOX Sports Southwest in Irving, Texas. During 1998, we produced more than 100 individualized live sporting events and distributed the programs through TCI's Dallas cable system to a small number of test viewers.

        In the southwest region, for example, to produce a live individualized sports program, our master control receives multiple video/audio feeds from Fox Sports Southwest via fiber lines. Our production team creates and adds individualized programming elements, digitally encodes the programming and distributes it via fiber or satellite to cable operators.

        We expect our regional networks to derive revenues from subscription fees paid by viewers and through advertising. Individualized programming gives television advertisers the opportunity to target their message demographically. By asking the viewer basic questions at the beginning of the program, we can recall this information during a commercial break and send the viewer an appropriate advertisement. Alternatively, before a commercial break, we can ask viewers the product model that most interests them. We record this choice, then send the requested commercial to each viewer. This same choice can be recalled at a later commercial break to provide additional information. We store the each response in the system memory, and can later trigger branches based on the accumulated responses, offering premiums, additional information, or better targeted commercial messages to each viewer.

        We have an agreement with Tele-Communications Inc., or TCI, under which TCI will distribute and market our southwest regional network programming to its digital subscribers in Texas. The agreement also contemplates potential nationwide distribution by TCI of ACTV's regional sports networks.

        Our first national individualized programming will be developed and managed through a joint venture with Liberty Media Corporation. In September 1998, Liberty Media Corporation invested $5 million in our common stock with an option to invest an additional $5 million. Simultaneously with this strategic investment, ACTV and Liberty Media Corporation created a joint venture, LMC IATV Events, LLC, to develop national applications of individualized programming for major events.

        LMC IATV Events, through an exclusive license from ACTV, has the right to produce and distribute telecasts of major events incorporating our individualized programming enhancements. As consideration for granting such a license, we received a fixed one-third equity interest in the joint venture, with no obligations to make additional capital contributions.

        We have other strategic digital television alliances, including General Instrument Corporation and Scientific-Atlanta, Inc. General Instrument, or GI, an investor in ACTV, and Scientific-Atlanta, Inc. are the leading suppliers of digital television headend systems and digital set-top terminals. Headend is the term used for a cable television operator's facility that receives and aggregates programming from television content originators and retransmits the programming to subscribers in its multi-channel system. We have agreements with both GI and Scientific-Atlanta for the incorporation of our individualized programming into each supplier's respective digital set-top cable terminals.

        Working with The Sarnoff Corporation, a world leader in the development of digital platforms, we have developed and integrated our individualized programming into the MPEG-2 digital set-top terminals manufactured by GI. We are in currently in the process of doing the necessary work for integration into Scientific-Atlanta's digital terminals.

Business Strategies

        Cable television is currently available for purchase by a high percentage of the nearly 100 million U.S. television households. The cable television industry is an established provider of multi-channel programming, with subscriptions from approximately 65% of total households in the United States that have televisions. Traditional analog cable systems have typically offered 25 to 78 channels of programming.

        The development of digital transmission and compression of the television signal allows for the transmission of a greater number of channels with better audio and video quality. With digital compression technology, each 6MHz of bandwidth can be converted on average into four or more channels of programming, thereby enabling a cable operator to offer a broader variety of programming choices than analog systems. 6MHz is the bandwidth required for an analog channel.

        Once a cable operator has upgraded its headend for digital distribution, a cable home needs only a digital set-top terminal with our software to receive individualized programming. TCI has announced that it expects 30% of its subscribers to have digital cable service by the end of 1999 and

80% within five years. Many other major U.S. cable operators are also converting their systems from analog to digital distribution. GI has announced orders to date for approximately 15 million digital set-top terminals. The number of digital set-top boxes deployed is crucial to us since we cannot sell our digital programming services unless there is a digital set-top box in a home that is compatible with our software. We receive no royalty payments from GI or Scientific-Atlanta when they sell a digital set-top box to a distributor of programming,

         Our business strategies for the U.S. digital television market are as follows:

               Target regions where cable operators are deploying digital transmission systems. For the launch of our regional networks, we have specifically targeted certain regions of the United States where we believe a greater proportion of cable operators are upgrading their headends and are currently offering or have indicated they will soon be offering digital converter boxes to their cable subscribers. We plan to launch our first regional network in the area served by Fox Sports Southwest.

               Negotiate and sign affiliate agreements with cable operators to offer regional network programming to their subscribers. We have entered into an agreement with TCI, under which TCI will initially distribute our individualized sports programming to its digital subscribers in the Dallas area. The agreement also contemplates distribution throughout the region served by FOX Sports Southwest, with the potential for nationwide distribution by TCI of our future regional networks. We are in discussions with a number of other cable operators to sign affiliate agreements to carry the Southwest Regional Network. We believe that our regional networks will provide cable operators with uniquely differentiated programming that can help them attract customers to their new digital services, as well as offer a potentially significant source of new revenues.

               Through a focused marketing effort, educate both cable operators and potential subscribers about the benefits of individualized programming. We believe that as cable operators become better educated about the benefits of individualized programming and perceive the additional revenues that can be earned by providing it to their subscribers, our revenues and penetration rates will increase. As consumers and cable operators understand that we can provide a significantly better way of viewing a sporting event, we believe our penetration rates will grow. Marketing efforts may include: (1) offering sample regional network programming on a free trial basis to potential new subscribers; (2) cross-promotional activities with FOX Sports Net; (3) cross-promotional activities with cable operators and (4) traditional print media, television advertising, and other marketing strategies.

               Through the joint venture with Liberty Media, offer individualized programming of marquee events to a national digital television audience. We plan to offer, through LMC IATV Events LLC, our joint venture with Liberty Media, individualized telecasts of major sports and other events to a nationwide audience of viewers who have digital set-top boxes, first through digital cable systems and eventually through satellite television systems.

               Keep regional network programming costs low during our first few years of operation and expand its penetration through sports programming. We believe that sports is the most popular programming genre for attracting new subscribers to our regional networks and to individualized programming in general. In addition, a focus on sports programming is more cost-efficient than a programming line-up that includes other types of programs. Therefore, it is our intention initially to keep programming costs low by focusing primarily on sports programming.

Individualized Programming

        Our process of creating individualized programming involves viewer selection from a multiple number of frame-synchronized video, graphics, and/or audio signals delivered at one time. Viewers see and/or hear only one of the signals at a given moment; the others remain transparent. Each viewer interacts with the programming individually by making selections or decisions using the standard cable remote control that comes with the digital set-top box. In response to these keyed inputs, the individualized programming seamlessly switches from one signal to another, giving each viewer his or her appropriate response. The viewer cannot detect when such a switch takes place because it occurs with frame accuracy.

        The results appear seamless and uninterrupted -- for the viewer the programming is completely individualized. Although an individualized program and its associated branches are taped in a normal linear fashion, the program, when shown, has thousands of possible variations available for each viewer to experience. The particular version seen is based on each viewer's individually selected preferences and inputs. An unlimited number of independent viewers can interact with an individualized programming simultaneously.

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

        Individualized programming allows a television set-top terminal to receive information from codes either embedded into the video program material or delivered in a data packet. Our software maintains "memory" on the progress of the viewer and provides for automatic branching. The switch from one digital video stream to a different can occur based on the viewer's earlier input. At appropriate times during the program, the set-top will make branch switches automatically, accumulate data, recall information, create graphics and/or implement a pre-programmed set of instructions. Individualized programming creates an individualized look and feel by using relational database management and a very small amount of local memory to create millions of possible program variations.

        In digital systems, we can provide multiple video, audio and graphics signals within 6MHz of band-width by using MPEG-2 compression techniques at a 4:1 compression ratio. MPEG-2 is a widely-used standard for digital video. To support our programming we do not require any communication capability from the set-top box back to the cable operator's headend, also known as a "back channel." . There is no additional memory or hardware necessary to upgrade a digital set-top terminal to deliver the individualized programming to subscribers. Our software application can be downloaded into each set-top terminal, including those GI terminals already deployed in a cable subscribers' homes.

        Our software enables the implementation of individualized programming into digital television systems at no incremental hardware cost. Individualized programming can be delivered through any digital video system and received by a digital set-top terminal compatible with our software. It can be transmitted through any service provider's channel, and can even be broadcast under the new digital television standard recently approved by the FCC.

        We will create individualized programming in each of our regional production facilities and then distribute it to operators throughout the region via a number of different delivery options, including land lines and satellite. We will determine the distribution method based on geography and on the economic viability of alternative delivery techniques available in each specific region.


HyperTV(TM)

        Our target markets for HyperTV(TM) are entertainment applications for consumers and online learning for schools, universities and corporations. HyperTV(TM) enables allows television programmers and advertisers to -- simultaneously, directly and in real time -- provide enhanced content via the Internet that directly corresponds to the video program. With HyperTV(TM), television programmers can extend their brand identity and further differentiate their program offerings.

        HyperTV(TM) users can explore enhanced content, chat with other remote users, play games, and shop online, all in synch with a live or pre-recorded video program. For example, a HyperTV(TM) user watching a rock concert can be "pushed" a stream of web addresses, in synch with the video, that simultaneously provide relevant content from the Internet. Such content might include lyrics to the current song, bios of featured band members, interactive trivia questions about the artist, the band's fan club site, a recent article about the band from a music magazine, or e-commerce applications such as opportunities to purchase related merchandise like a CD, DVD or apparel. During a commercial break in the program, an advertisement for a new car can be enhanced by simultaneously delivering information from the advertiser's web site or the site of a local dealership where users receive more information that complements the video.

        HyperTV(TM) works by either embedding a stream of web page addresses and other interactive content into the video signal or by transmitting them directly over the Internet to the user's computer. The web content corresponds in real time to what is being shown on a particular television channel.

        Today, HyperTV(TM) users can watch video on a standard television set while viewing synchronized web content and interacting with other users via their computer. Users with a television card in their computers can see the video and web content on the same computer screen. As broadband technology and digital cable become more common, we expect that users will be able to experience both video and synchronized HyperTV(TM) content delivered simultaneously to their televisions.

        HyperTV(TM) is software-based and platform independent; that is, it can operate on any of today's most popular computer operating systems: Windows, Macintosh or UNIX. HyperTV(TM) supports both analog and digital television systems, so neither programmers nor users are required to upgrade their existing systems to begin enjoying HyperTV-enhanced television content.

        HyperTV(TM) has a database capability that allows programmers, advertisers or other businesses to build one-to-one relationships with the end-user by capturing permission-based consumer information, demographics and preferences.

        We launched in mid-1997 the first application of HyperTV(TM), eSchool Online(TM), for the education market. It consists of a suite of integrated software products, including content creation software, student and teacher user software, and database assessment software. In addition, we provide eSchool Online(TM) clients with Internet content development assistance, hosting of eSchool programs on computer servers, and consulting to schools and universities. Currently, all of our revenues are derived from sales to the online learning market.

        In August 1998, we entered into a joint marketing agreement with Sun Microsystems, Inc., the developer of the Java programming language and a leading provider of hardware, software and services for the Internet. Under the agreement, ACTV and Sun will are working together to offer eSchool Online(TM) in conjunction with Sun servers to large school districts and state education departments for statewide programs.

        With eSchool software, a student can receive a traditional video lesson through a frame in his or her web browser, or from a television in the classroom. Simultaneously, eSchool provides separate frames in the web browser that display 1) web sites with supporting information; 2) dialogue with teacher and/or other students during a live lesson; and 3) a "playlist" of web sites received to permit navigation from one to another. eSchool content creation software allows an instructor to easily select and order the addresses of the web sites and related questions to be included in the playlist. The web site addresses and questions can be assigned times and sent automatically to students during a pre-recorded program, or in a live lesson. The instructor can trigger any Web site address or question to be sent to the students at any time.

eSchool's components include instructor and student user software, authoring software and database assessment software. In addition, we provide Internet content development assistance, hosting of eSchool programs on its computer servers, and consulting to schools and universities.


Business Strategies

        Internet usage in the United States has been growing exponentially over the past several years. It is now estimated that 55% of households and over 80% of public schools in the U.S. have access to the Internet. As Internet usage has increased, online advertising expenditures and shopping volume have been expanding rapidly, with estimates of $1.5 billion and $4 billion, respectively, during 1998.

        Due to the increasing popularity of the Internet, combined with the established popularity of television, home computer users have begun to simultaneously access Internet content while they watch television. A major cable network study recently concluded that 13 million of its viewers were connected to the Internet while watching television.

        For the education market, industry observers expect that spending for educational technology infrastructure will continue to rise substantially for the foreseeable future. Thus far, schools that are connected to the Internet have principally used it for research purposes, rather than as a tool for the delivery of on-line learning. The growth of the Internet itself and of school connectivity have outpaced both the training of teachers on the Internet's functionality and the availability of on-line curriculum. As a result, it is expected that school spending for Internet teacher training and on-line learning will grow rapidly for the foreseeable future.

        Our television/Internet convergence business strategies are as follows:

               Develop joint venture relationships with television content providers . We seek to enter into joint venture and license agreements with television networks to jointly create and offer HyperTV(TM) programming that enhances the network's standard telecasts. Potential HyperTV(TM) revenue sources are advertising, e-commerce, or merchandise sales via the Internet, permission marketing, and software maintenance fees. Permission marketing is the term for using viewer data collected during a HyperTV(TM) experience to offer follow-up messages based on the viewer's responses.

               Develop HyperTV server farms. We plan to create server farms to support HyperTV(TM) programming at various points of presence throughout the United States. The server farms will contain robust computer servers and related equipment that will be connected to the Internet backbone, with a goal of providing simultaneous HyperTV(TM) access to approximately 100,000 concurrent users through each point of presence. We plan to host our own HyperTV(TM) programming on these servers, as well as offer a fee-based hosting service to HyperTV(TM) licensees that produce their own programming.

               For education applications of HyperTV(TM), focus on online curriculum development for both schools and business training networks. We have developed and adapted eSchool to target online learning curriculum development. To date, our eSchool contracts with schools and universities have all included, in addition to the provision of eSchool application and database management software, Internet educational content development jointly by us and our clients. We plan to market an adapted version of eSchool to the corporations, principally for in-house training applications.

Set-Top Converters, Terminals, Computers and Networking Equipment

        We do not intend to manufacture set-top converters, terminals, video servers, or other devices that enable Individualized Television or HyperTV(TM). This equipment will be supplied to us pursuant to agreements with third party equipment suppliers.

        In 1996, ACTV and General Instrument signed a non-exclusive, royalty-free manufacturing agreement for General Instrument's MPEG-2 digital set-top terminals. Working with us and with General Instrument, Sarnoff has facilitated the integration of individualized programming into these terminals. General Instrument and ACTV also agreed to jointly market our individualized television application, which operates with GI's current generation digital systems and consumer set-top terminals.

        In January 1999 ACTV and Scientific-Atlanta, Inc. agreed to incorporate our individualized programming software into Scientific-Atlanta's advanced digital set-top boxes, including the Explorer 2000.

        We may grant licenses similar to those granted to GI and Scientific-Atlanta to other manufacturers that are selected by the future distributors of Individualized Programming.

        We do not intend to manufacture any computer or networking equipment needed to build our planned HyperTV(TM) server farms. Such equipment is readily available from a large number of potential suppliers.

Patents and Other Intellectual Property

        We have sought to protect the proprietary features of its individualized programming technologies and HyperTV(TM) technologies through patents, copyrights, confidentiality agreements, and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued 16 patents that are currently in force, with additional patents pending. The patents, which deal with HyperTV(TM) as well as different aspects of individualized programming technologies, expire at various dates from 2003 to 2016.

        Corresponding patents for some of the above U.S. patents have been granted or are pending in Canada, Japan, Australia and the European Patent Office. We believe such patents will strengthen our competitive position in the aforementioned countries.

        The inventors named on all of the patents issued have assigned to us all right, title, and interest in and to the above U.S. patents and any corresponding foreign patents or applications based thereon.

        There can be no assurance that our patents are enforceable, particularly in view of the high cost of patent litigation, nor can there be any assurance that we will derive any competitive advantages from them. To the extent that patents are not issued for any other products developed by us, we would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating our products by designing around the patented aspects. In addition, there can be no assurance that our products will not infringe on patents owned by others, licenses to which may not be available to us, nor that competitors will not develop functionally similar products outside the protection of any patents we have or may obtain.

        We require that each of our employees, consultants and advisors execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or a consulting relationship. These arrangements generally provide that all inventions, ideas, and improvements made or conceived by the individual arising out of the employment or consulting relationship shall be our exclusive property. This information shall be kept confidential and not disclosed to third parties, except by our consent or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.

Product Development

        Our current research and development efforts for the digital television market are focused refining our individualized programming software and facilitating its integration into digital set-top terminals. ACTV, Sarnoff, and General Instrument Corp. have completed the project to incorporate our individualized programming software into General Instrument's MPEG-2 digital set-top cable terminal. We are also in the process of adapting our application software for use in digital converters manufactured by Scientific-Atlanta.

        For HyperTV(TM), we plan to continue to refine our existing software, as well as adapt it for potential new markets. We have already released several versions of eSchool Online, the first commercial application of HyperTV(TM), and plan during 1999 to release the first version of the software for the consumer market.

Competition

        There are two major new digital television applications that directly compete with us for use of the new digital distribution capability: high definition television and multicasting. High definition television provides better color quality, but has the disadvantage of requiring the consumer to purchase a new, expensive television set. Multicasting increases the quantity of programs available within a channel that used to be able to distribute only one television program before the conversion to digital. Individualized Television offers the consumer in-depth programming that is tailored to each person's preferences. It is premature to determine the relative consumer demand for improved color offered by high definition television, versus greater quantity offered by multicasting, versus the individualization of content offered by Individualized Television.

               We compete with many other companies that provide programming for the television industry and, in particular, with companies that provide sports programming. Our enhanced version of a Fox Sports Net program will compete with the simultaneous telecast of the un-enhanced version of the same event.

        HyperTV(TM) competes in a market that is characterized by rapid technological change and heavy competition from firms with a wide range of size and resources. Our planned introduction of HyperTV(TM) to the consumer market will put us in competition with more established Internet sites for advertising and e-commerce revenues. In addition, eSchool competes with the products of traditional education content providers; nearly all of such companies have greater financial, and other, resources than we do.

Employees

        At December 31, 1998, we employed 45 full-time employees. We believe that our relationships with our employees are generally satisfactory.

Item 2. PROPERTY - OFFICES AND FACILITIES

        We maintain our principal and executive offices at Rockefeller Center, 1270 Avenue of the Americas, New York, New York, where we lease approximately 8,000 square feet for a base monthly rent of $22,200. Our lease for this space extends through January 2001. We also lease office and technical space in four other facilities, one each in New York, Dallas, Texas, Houston, Texas and Los Angeles, California. The monthly rents for these facilities range from $1,460 to $5,940. None of the leases extends beyond December 31, 1999. We consider our properties adequate for our present needs.

Item 3. LEGAL PROCEEDINGS

        There are no pending material legal proceedings to which ACTV is a party.


Item 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS

On June 29, 1998 we held an Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.    Election of directors:
                                 For         Withheld
      David Reese             13,112,912      130,895
      Steven W. Schuster      13,113,872      129,935

2. To approve the adoption of the ACTV's 1998 Stock Option Plan.
          For             Against           Abstain
       5,374,163          454,889           76,260

3. To ratify the appointment of Deloitte & Touche, LLP as independent auditors
          For             Against           Abstain
      13,135,792          49,045            58,970

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

        ACTV's common stock is traded on The Nasdaq Stock Market and the Boston Stock Exchange under the symbols "IATV" and "IAT", respectively. The following table sets forth the high and low bid prices for Common Stock as reported by Nasdaq.

                                    Common Stock

1998 Quarter                      High         Low
                              -------------------------
  First                           2.125        1.500
  Second                          2.500        1.375
  Third                           2.969        1.500
  Fourth                          4.500        1.563

1997 Quarter                      High         Low
                              -------------------------
  First                           3.750        2.000
  Second                          2.188        1.281
  Third                           1.906        1.375
  Fourth                          2.081        1.281

On March 16, 1999, there were approximately 330 holders of record of ACTV's 33,217,184 outstanding shares of common stock.

On March 16, 1999, the high and low bid prices of the common stock as reported by Nasdaq were $7 1/4 and $6 5/16, respectively.

ACTV has not paid cash dividends since its organization. We plan to use earnings, if any, to fund growth and do not anticipate the declaration or the payment of cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                                 Years Ended December 31,
                                 --------------------------------------------------------
                                 1994         1995         1996         1997         1998
                                 ----         ----         ----         ----         ----
Statement of Operations:

Revenues (1)                   $938,416   $1,311,860   $1,476,329   $1,650,955  $1,405,838
Operating Expenses (1)        5,734,132    8,272,884   10,240,158    9,120,266  15,618,389
Equity in Net Loss of
ACTV Interactive (2)            143,500        --           --           --          --
Loss Before Extraordinary
Item                          5,122,010    6,920,906   10,300,481   10,358,683  20,868,324
Net Loss Applicable to
Common Shareholders(3)        4,465,240    6,826,789   10,300,481   10,358,683  20,868,324
Weighted Average Shares
Outstanding                   7,897,278   10,162,128   11,739,768   12,883,848  21,399,041
Loss Per Basic and Diluted
Common Share Before
Extraordinary Item                  .65          .68          .88          .80         .98
Loss Per Basic and Diluted
Common Share (3)                    .57          .67          .88          .80         .98

Balance Sheet Data:           12/31/94     12/31/95     12/31/96     12/31/97    12/31/98
                              --------     --------     --------     --------    --------
Working Capital               1,503,703   2,397,027     5,093,859   (1,082,097)  3,418,503
Total Assets                  7,733,314   8,551,128    11,692,624    7,901,918  13,606,041
Long Term Obligations         2,325,061       --            --           --      5,686,641
Convertible Preferred Stock
of Subsidiary                     --          --        6,615,664    7,029,708       --
Stockholders' Equity (4)      3,972,543   6,893,853     2,585,404   (1,613,418)  4,763,348
Total Capitalization,
  including                   6,297,604   6,893,853     9,201,068    5,416,290   4,763,348
Minority Interest

(1) For the period between January 1, 1993, and March 11, 1994, all education sales and expenses were reported separately by ACTV's 49% affiliate, ACTV Interactive, and were not consolidated with ACTV's statements of operations. For the remainder of 1994, operational results related to education were included with those of ACTV, as a result of ACTV's March 11, 1994 purchase of the Washington Post Company's 51% interest in ACTV Interactive.
(2) The results of ACTV Interactive are accounted for under the equity method of accounting for 1993 and for the period January 1, 1994 to March 11, 1994.
(3) Includes for the year ended 12/31/94 an extraordinary gain of $656,770, ($.08 per share) related to the extinguishment of debt and equipment lease obligations. Includes for the year ended 12/31/95 an extraordinary gain of $94,117 ($.01 per share) related to the extinguishment of debt obligations.
(4) No cash or non-cash dividends on Common Stock have been paid or granted and ACTV does not anticipate the declaration or payment of dividends on Common Stock in the foreseeable future. The Company has not paid cash dividends since its inception and expects to continue to pay preferred dividends in kind. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        To the extent that the information presented in this Form 10-K discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, the successful and timely development and acceptance of new products and markets and the availability of sufficient funding to effect such product and/or market development.

        Since its inception, we have incurred operating losses approximating $72 million related directly to the development and marketing of Individualized Television and HyperTV(TM).

        We are seeking to exploit the entertainment market for individualized television programming, principally in the U.S., through our planned regional networks. Programming for the regional networks is provided through our strategic alliance with FOX Sports Net. The contribution of FOX Sports Net's programming rights, production elements for each sporting event, and brand name is extremely valuable to us, since the cost for us to secure the rights to and produce such events, as well as build a brand identity on our own, would be prohibitive. Our obligation is to pay FOX Sports Net a percentage of our net subscriber revenue we receive from cable operators. In addition, we must bear the production cost of all extra or new elements, like an extra camera to focus on a particular star, that are used in our programming. We must also build and maintain the production facility where we produce our enhanced programming.

        We have entered into an agreement with TCI to distribute and market our first regional network to TCI's digital subscribers in Texas. The agreement also contemplates potential nationwide distribution by TCI of our regional sports networks. TCI is the largest distributor of Fox Sports Southwest programming, representing 25% of the market. In addition, TCI is prioritizing Texas for the roll-out of digital set-top boxes. TCI takes a percentage of revenue from the fees paid by subscribers to our network and remits the balance to us.

        We plan to launch our first regional network in the southwestern United States during 1999. Our projection, based on assumptions that could prove to be incorrect, is that this network will break even after two full years of operation. Even if we achieve this break-even goal for our first region, given our plan to launch similar networks in many other regions, it is highly unlikely that we will be profitable for the foreseeable future.

        To date, nearly all of our revenues have been derived from sales to the education market. There is no assurance that we will be able to successfully compete in this market, where many of our current and potential competitors are companies with significantly greater resources than we do.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 1997 and December 31, 1998

        During the year ended December 31, 1998, our revenues decreased 15%, to $1,405,838, from $1,650,955 for the year ended December 31, 1997. The decrease was the result of our product shift toward online learning software and services in 1998 and away from video programming and related equipment. All of our revenues during 1998 were derived from the online learning market, compared to only 20% of 1997 revenues.

        Cost of sales decreased 54% in 1998, to $218,514 from $471,956 in 1997, and cost of sales as a percentage of sales revenue decreased to 16% in the more recent year, from 29% in 1997. The relatively lower cost of sales in 1998 was due to eSchool's higher gross margins than those of video programming and related equipment, which represented the majority of revenues in 1997.

        Total expenses excluding cost of sales, net interest expense, and minority interest -- subsidiary preferred stock dividends and accretion in 1998 increased 78%, to $15,399,875, from $8,648,310 in the comparable period in 1997. The increase was attributable to a number of factors, including a large change in stock appreciation rights expense due a higher common stock price at December 31, 1998, a rise in both operating and selling and administrative expenses principally from increased activity of our Texas-based regional network operation, and to higher depreciation and amortization expense.

        Depreciation and amortization expense for 1998 increased 103%, to $1,532,731, from $754,053 for 1997. This increase was due principally to depreciation for the full year in 1998 of television production equipment installed in our Texas subsidiary's facility, compared to several months during 1997, and to greater amortization of software development costs in the more recent year.

        We incurred interest expense of $932,247 for 1998, compared to no interest expense for 1997. Interest expense is related to a $5 million face value note issued by a subsidiary ACTV, Inc. in January 1998. Interest income for 1998 increased 58%, to $184,285, compared with $116,870 in 1997. The increase resulted from higher available average cash balances in the more recent year.

        For 1998 and 1997, we recorded $5,591,846 and $3,006,242, respectively, for dividends and accretion on subsidiary convertible preferred stock issuances, which were accounted for as minority interest. All dividend payments were made in common stock. The increase during 1998 is the result principally of our redemption in full of the subsidiary convertible preferred stock.

        For the year ended December 31, 1998, our net loss applicable to common shareholders was $20,868,324, or $.98 per basic and diluted share, an increase of 101% over the net loss of $10,358,683 or $.80 per basic and diluted share, incurred in 1997. The increase in net loss was due both to higher operating expenses and depreciation and amortization, as well as an increase in charges from stock appreciation rights and subsidiary preferred stock dividends, accretion and redemption.

Comparison of the Years Ended December 31, 1996 and December 31, 1997

        During the year ended December 31, 1997, our revenues increased 12%, to $1,650,955, from $1,476,329 for the year ended December 31, 1996. All revenues during 1997 were derived from the education market, while in 1996, our revenues derived from education sales as well as from license and executive producer fees. The revenue increase in the more recent period was the result of the inclusion of sales from eSchool, which was introduced during Fiscal 1997, and higher sales of distance learning products and services when compared to 1996.

        Cost of sales decreased 27% in 1997, to $471,956 , from $647,488 in Fiscal 1996, and cost of sales as a percentage of sales revenue decreased to 29% in the more recent year, from 44% in 1996. The relatively lower cost of sales in 1997 was due to a greater proportion of educational programming revenues and the inclusion of eSchool sales in 1997. Both eSchool and educational programming have higher gross margins than our other sources of revenue.

        Total expenses excluding cost of sales, interest expense, and minority interest -- subsidiary preferred stock dividends and accretion in 1997 decreased 10%, to $8,648,310, from $9,592,670 in the comparable period in 1996. The decrease was partially attributable to lower operating expenses and depreciation and amortization expense in the more recent period, which more than offset an increase in selling and administrative expense. Also, we recorded a gain of $346,892 in 1997, compared to an expense of $183,634 related to stock appreciation rights. The difference was the result of a lower market price for our common stock at the end of 1997, when compared to the end of 1996. Finally, during Fiscal 1996 we incurred a valuation allowance of $274,325 related to an investment in an affiliated company and, as a component of Fiscal 1996 selling and administrative expense, reserved $82,746 against license fee and production service receivables from this affiliate. During 1997, we incurred no valuation allowance.

        For 1997, direct expenses related to the entertainment and education markets were approximately $2.7 million and $2.9 million, respectively.

        Depreciation and amortization expense for 1997 decreased 11%, to $754,053, from $846,351 for 1996. This decrease was due primarily to the recognition during 1996 of amortization expense for programming assets that were fully amortized during that year.

        We had no interest expense for either 1997 or 1996. Interest income for 1997 decreased 26%, to $116,870, compared with $158,732 in 1996. The decrease resulted from lower available average cash balances in the more recent year.

        For the years ended December 31, 1997 and 1996, we recorded $3,006,242 and $1,695,384, respectively, for dividends and accretion on subsidiary convertible preferred stock issuances, which were accounted for as minority interest. All dividend payments were made in our common stock. The increase during 1997 is the result of our having subsidiary convertible preferred stock outstanding for less than half of the year during 1996.

        For year ended December 31, 1997, our net loss was $10,358,683, or $.80 per basic and diluted share, an increase of less than 1% over the net loss of $10,300,481 or $.88 per basic and diluted share, incurred in 1996. The decrease in net loss was due principally to higher gross margins, lower operating expenses, and lower depreciation and amortization and stock appreciation rights expenses during the more recent year.

Liquidity and Capital Resources

        Since its inception, ACTV, Inc. (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through December 31, 1998, we had an accumulated deficit of approximately $72 million. Our cash position on December 31, 1998, was $5,188,170, compared to $554,077 on December 31, 1997.

        During the year ended December 31, 1998, we used $10,034,461 in cash for our operations, compared with $6,603,499 for the year ended December 31, 1997. The increase in the more recent year was due to both a higher operating deficit in the more recent year, as well as a net use of cash related to asset and liability changes. We met our cash needs in the year ended December 31, 1998 from sales of common stock totaling approximately $10.8 to private investors, including $5 million invested by Liberty Media Corporation. Liberty also received an option to invest an additional $5 million for the same price per share. We met our cash needs in the year ended December 31, 1997 from the proceeds of a series of private placements during 1997 of common stock totaling $1.5 million, convertible preferred stock totaling $2.0 million, and from the remainder of funds received from the sale in 1996 of exchangeable preferred stock issued by a wholly-owned subsidiary totaling $9.1 million.

        With respect to investing activities in the year ended December 31, 1998, we used cash of $1,927,921 for patents, property and equipment, and systems and software development. During the year ended December 31, 1997, we used cash of $2,895,803, related principally to the development of HyperTV(TM), the purchase of equipment for a television master control facility in Dallas, Texas and for the systems development related to the incorporation of individualized programming into the GI cable set-top terminal.

        All of ACTV, Inc.'s subsidiaries have been dependent on advances from the parent company to meet their obligations. ACTV, Inc.'s, The Texas Individualized Television Network, Inc., in January 1998 raised funds directly for its operations and also received funding from ACTV, Inc. during 1998. During the year ended December 31, 1998, ACTV, Inc. advanced approximately $2.6 million to HyperTV Networks, Inc., $1.5 million to The Texas Individualized Television Network, Inc., and $200,000 to ACTV Entertainment, Inc.

        Advances are based upon budgeted expenses and revenues for each respective subsidiary. Adjustments are made during the course of the year based upon the subsidiary's performance versus the projections made in the budget.

        As compared to our balance sheet as of December 31, 1997, our balance sheet as of December 31, 1998, reflects a decrease of $403,164 in preferred dividends payable, resulting principally from the redemption in late 1998 of convertible preferred stock of issued by a subsidiary of ACTV, Inc.

        In January 1998, the ACTV, Inc. subsidiaries ACTV Entertainment, Inc. and The Texas Individualized Television Network, Inc. entered into a note purchase agreement, dated as of January 13, 1998 with certain private investors. Pursuant to the agreement, the investors purchased $5.0 million aggregate principal amount notes from our subsidiaries. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, we may, at our option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. We have chosen to make the first two semi-annual interest payments (June 30, 1998 and December 31, 1998) in kind. The note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

        In connection with the purchase of such note, the investors received on January 14, 1998 a common stock purchase warrant of Texas Network that granted the investors the either the right to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or, through July 14, 1999, to exchange the warrant for such number of shares of our common stock, at the time of and giving effect to such exchange, that were equal to 5.5% of the fully diluted number of shares of common stock outstanding. In January 1999, the investors exchanged the warrant in full into shares of our common stock.

        For accounting purposes, the Company has allocated approximately $1.4 million to the value of the warrant, based on the market value of ACTV, Inc. common stock into which the warrant was convertible at issuance. The warrant is included outside of Consolidated Shareholders' Equity (Deficiency) due to its cash put feature and is being amortized as additional interest expense over the life of the note.

        In the first three months of 1999, we have raised approximately $540,000 from the exercise of options and warrants.

        We believe that we have adequate funding to launch the southwest regional network in 1999 and to fund our present operations for the next 12-month period, assuming that we are able to raise approximately $3.9 million from forcing the exercise of approximately 1.95 million warrants. We can effectively force such warrant exercise if the average closing price of our common stock is above $4.50 per share for a twenty consecutive trading day period and the shares to be issued pursuant to the warrants are registered for sale by the SEC. Currently, the share price requirement has been met and we have filed a registration statement for registration of the warrant shares. Approval by the SEC is still pending.

        Should we raise such funds from warrant exercises, we will still need additional funding to operate the southwest regional network at planned levels, to fund the commercialization of HyperTV(TM) for entertainment applications, and to fund our other operations prior to breakeven. We will need additional funding as well to launch networks in other regions. We currently do not have any arrangements for additional financing and cannot assure you that additional financing will be available on acceptable terms, or at all. As a result, there is no assurance that we will secure the funding necessary to effect additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the our regional network strategy or for the planned commercialization of HyperTV(TM) for entertainment applications.

        If we are not successful at raising additional funds, we may be required to significantly reduce our overall level of operations.

        We do not have any material contractual commitments for capital expenditures, although we believe that we may need to acquire computers and network equipment of $500,000 to build our planned first HyperTV(TM) server farm as well as for digital television and production equipment of approximately $400,000.

Year 2000 compliance

        The year 2000 issue is the result of computer software that was written with only two digits rather than four digits to represent the year in a date field. Computer hardware and software applications that are date-sensitive may interpret a date represented as "00" to be the year 1900 rather than the year 2000. The result could be system failure or miscalculations causing the disruption of operations.

        We believe that our internal systems, relating to both computer hardware and software, will function properly with respect to dates in the year 2000 and beyond. In addition, we believe that our proprietary software either sold directly to third parties or incorporated in products sold to third parties is year 2000 compliant. Having performed an assessment of the potential year 2000 problem, we do not expect to incur significant costs related to year 2000 issues.

        However, there is general uncertainty regarding the year 2000 problem and its effect on the overall business environment. We cannot determine at this time whether the year 2000 problem will have a material impact on our operations or financial condition as the result of significant disruptions to the U.S. economy and/or business infrastructure.

Impact of Inflation

        Inflation has not had any significant effect on our operating costs.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15,1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet determined the impact, if any, the adoption of SFAS No.
133 will have on its financial statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 14 in this report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. MANAGEMENT

Executive Officers and Directors

        We intend to file with the Securities and Exchange Commission within 120 days of the end of December 31, 1998 a definitive proxy statement pertaining to our annual meeting of stockholders to be held in May 1999. Information regarding our directors and executive officers will appear under the caption "Election of Directors" in the proxy statement and is incorporated in this report by reference.

Item 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear under the caption "Executive Compensation" in the proxy statement and is incorporated in this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the proxy statement and is incorporated in this report by reference.

Item 13. CERTAIN TRANSACTIONS

        Information regarding certain transactions will appear under the caption "Certain Transactions" in the proxy statement and is incorporated in this report by reference.

PART IV

Item 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND
         REPORTS ON FORM 8-K:


(a)1.   FINANCIAL STATEMENTS:

See the Consolidated Financial Statements beginning on Page 22 hereafter, which is incorporated by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of ACTV, Inc.:

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

March 11, 1999
New York, New York

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                              December 31,    December 31,
                                                     1997             1998
                                              ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents.........           $554,077      $5,188,770
    Accounts receivable-net...........            303,044         501,768
    Education equipment inventory.....            237,757         110,405
    Other.............................            308,653         773,613
                                               ----------     -----------
        Total current assets..........          1,403,531       6,574,556
                                               ----------     -----------
Property and equipment-net............          2,596,785       2,365,775
                                               ----------     -----------
Other Assets:
    Patents and patents pending.......            279,356         832,336
    Software development costs........            669,852       1,098,756
    Goodwill..........................          2,641,188       2,214,816
    Other.............................            311,206         519,802
                                               ----------     -----------
        Total other assets............          3,901,602       4,665,710
                                               ==========     ===========
           Total .....................         $7,901,918     $13,606,041
                                               ==========     ============

        LIABILITIES AND
        SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
    Accounts payable and accrued
      expenses..........................       $1,882,159        $955,686
    Deferred stock appreciation rights                 --       2,000,062
    Preferred dividends payable.........          603,469         200,305
                                               ----------     -----------
           Total Current Liabilities....        2,485,628       3,156,053

    Long-Term Note Payable..............               --       4,315,016

    Put Warrant.........................               --       1,371,624
    Preferred stock of a subsidiary,
      convertible into common shares
      of parent, no par value, 436,000
      shares authorized: issued and
      outstanding 316,944 at December
      31, 1997, none at December 31,
      1998..............................        7,029,708              --
Shareholders' equity (deficiency):
    Preferred series A stock, $.10 par
      value, 1,000,000 shares
      authorized, issued and
      outstanding; none at December 31,
      1997, 56,300 at December 31, 1998..           8,620           5,630
    Preferred series B stock, $.10 par
      value, 1,000,000 shares authorized,
      issued and outstanding; none at
      December 31, 1997, 5,018 at
      December 31, 1998..................              --       2,805,961
    Common stock, $.10 par value,
      35,000,000 shares authorized:
      issued and outstanding 14,614,611
      at December 31, 1997, 29,759,459 at
      December 31, 1998..................       1,461,461       2,975,946
    Additional paid-in capital...........      48,140,596      71,068,230
    Notes receivable from stock sales....        (199,900)       (199,900)
    Accumulated deficit..................     (51,024,195)    (71,892,519)
                                              -----------     -----------
        Total shareholders' equity
          (deficiency)...................      (1,613,418)      4,763,348
                                              -----------     -----------
             Total....................         $7,901,918     $13,606,041
                                              ===========     ===========


                 See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31,
                                           1996           1997          1998
-------------------------------------------------------------------------------
Revenues:

  Revenues.........................  $1,459,540     $1,650,955    $1,405,838
  License fees from related party..      16,789             --            --
                                    -----------    -----------   -----------
     Total revenues................   1,476,329      1,650,955     1,405,838

  Cost of Sales....................     647,488        471,956       218,514
                                    -----------    -----------   -----------
     Gross profit..................     828,841      1,178,999     1,187,324

Expenses:

  Operating expenses...............   1,955,601      1,360,838     2,004,996
  Selling and administrative.......   6,332,759      6,880,311     9,862,086
  Depreciation and amortization....     419,979        327,681     1,106,359
  Amortization of goodwill.........     426,372        426,372       426,372
  Loss on investment...............     274,325             --            --
  Stock appreciation rights........     183,634       (346,892)    2,000,062
                                    -----------    -----------   -----------
     Total expenses................   9,592,670      8,648,310    15,399,875

Interest (income)..................    (158,732)      (116,870)     (184,285)
Interest expense...................          --             --       932,247
                                    -----------    -----------   -----------
  Interest expense (income) - net..    (158,732)      (116,870)      747,962

Minority Interest - Subsidiary
preferred stock dividend and
accretion..........................   1,695,384      3,006,242     5,428,638
                                    -----------    -----------   -----------
Net loss ..........................  10,300,481     10,358,683    20,389,151
Preferred Stock Dividend
and Accretion                                --             --       479,173
                                    -----------    -----------   -----------
Net loss applicable to common stock
shareholders....................... $10,300,481    $10,358,683   $20,868,324
                                    ===========    ===========   ===========


Loss per basic and diluted common
share..............................        $.88           $.80          $.98

Weighted average number of common
shares outstanding.................  11,739,768     12,883,848    21,399,041

                     See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                                  1996            1997            1998
                                           --------------  -------------  ----------------
Cash flows from operating activities:
Net loss  applicable to common
    shareholders......................    $(10,300,481)    $(10,358,683)  $(20,552,359)
                                           -----------     ------------   ------------
Adjustments to reconcile net loss to
  net cash used in operations:
    Depreciation and amortization.....         846,354          754,053      1,532,731
    Stock appreciation rights.........         134,634         (701,517)     2,000,062
    Stock issued in lieu of cash
    compensation......................         114,047          443,125      2,016,023
    Note issued in lieu of cash ......              --               --        686,641

    Subsidiary preferred stock preferred
       dividends and accretions.......       1,500,000        2,598,156      5,749,309
    Amortization of the Put Warrant...              --               --        241,565

    Loss on investment................         274,325               --             --
    Other      .......................          82,746           43,188             --
Changes in assets and liabilities:
    Accounts receivable...............        (143,648)          63,960       (198,724)
    Education equipment inventory.....        (225,286)          99,747        127,352
    Other assets......................        (542,824)        (241,117)      (307,426)
    Accounts payable and accrued
      expenses........................         504,263          287,504       (926,471)
    Preferred stock dividends payable.         195,384          408,085       (403,164)
                                           ------------    ------------   ------------
        Net cash used in operating
        Activities....................      (7,560,486)      (6,603,499)   (10,034,461)
                                           ------------    ------------   ------------
Cash flows from investing activities:
    Investment in patents pending.....              --          (50,000)      (598,671)
    Investment in property and equipment      (444,189)      (2,159,576)      (531,573)
    Investment in systems.............              --         (686,227)      (797,677)
                                           ------------    ------------   ------------
Net cash used in investing activities.        (444,189)      (2,895,803)    (1,927,921)
Cash flows from financing activities:
    Net proceeds from debt issuance...              --               --      4,462,990
    Net proceeds from put warrant
      issuance........................              --               --      1,371,624
    Net Proceeds from preferred stock
      transactions....................       9,115,664        2,045,163             --
    Proceeds from equity financing....       1,877,985        1,487,460     10,762,461
                                           ------------    ------------   ------------
Net cash provided by financing
  activities..........................      10,993,649        3,532,623     16,597,075
                                           ------------    ------------   ------------
Net (decrease) increase in cash and
  cash equivalents....................       2,988,974       (5,966,679)     4,634,693
    Cash and cash equivalents,
    beginning of period...............       3,531,782        6,520,756        554,077
                                           ------------    ------------   ------------
    Cash and cash equivalents,
    end of period.....................      $6,520,756         $554,077     $5,188,770
                                           ===========     ============   ============


                     See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                     Common Stock        Preferred Series A   Preferred Series B   Additional Paid-
                    Shares      Amount    Shares    Amount      Shares  Amount        in-Capital        Deficit
---------------- ----------- ---------- --------- ---------- -------- -----------  ----------------   ----------
Balances
December 31,     11,396,419  $1,139,642        -- $       --       -- $        --    $36,686,742     $(30,365,031)
1995

Issuance of
shares in
connection          450,000      45,000                                                5,832,985
with financings

Issuance of
shares for           45,687       4,569                                                  109,478
services

Reversal of
option exercise    (105,000)    (10,500)                                                (357,000)

Net loss
applicable to
common
shareholders                                                                                          (10,300,481)
                -----------  ---------- --------- ---------- -------- -----------    -----------     ------------
Balances
December 31,     11,787,106  $1,178,711        -- $       --       -- $        --    $42,272,205     $(40,665,512)
1996
                -----------  ---------- --------- ---------- -------- -----------    -----------     ------------
Issuance of
shares in
connection with     733,333      73,333    86,200      8,620                           3,447,778
financings

Issuance of
shares for          286,511      28,651                                                  414,473
services

Issuance of
shares in
connection
with exchange     1,795,661     179,566                                                1,994,980
of preferred
stock

Issuance of
shares in
connection
with exercise        12,000       1,200                                                   11,160
of stock
options

Net loss
applicable to
common
shareholders                                                                                          (10,358,683)
                -----------  ---------- --------- ---------- -------- -----------    -----------     ------------
Balances
December 31,     14,614,611  $1,461,461    86,200      8,620       -- $        --    $48,140,596     $(51,024,195)
1997
                -----------  ---------- --------- ---------- -------- -----------    -----------     ------------

                     Common Stock        Preferred Series A   Preferred Series B   Additional Paid-
                    Shares      Amount    Shares    Amount      Shares  Amount        in-Capital        Deficit
---------------- ----------- ---------- --------- ---------- -------- -----------  ----------------   ----------
Balances
December 31,     14,614,611  $1,461,461    86,200      8,620       -- $        --    $48,140,596      $(51,024,195)
1997
                -----------  ---------- --------- ---------- -------- -----------    -----------      ------------
Issuance of
shares in
connection with   6,458,332     645,833                                                9,987,692
financings

Issuance of
Preferred                                                       5,018   2,805,961      2,527,723
Series B Stock

Issuance of
shares for          373,592      37,359                                                  508,083
services

Issuance of
shares in
connection
with exchange     5,857,406     585,741   (29,900)    (2,990)                          2,535,660
of preferred
stock

Issuance of
shares in
connection
with exercise     1,662,452     166,245                                                2,282,323
of stock
options

Issuance of
warrants and
shares in
connection
with financing      793,066      79,307                                                5,086,153
activities

Net loss                                                                                               (20,389,151)

Preferred                                                                                                 (479,173)
Dividends
                -----------  ---------- --------- ---------- -------- -----------    -----------      ------------
Balances
December 31,     29,759,459  $2,975,946    56,300     $5,630    5,018  $2,805,961    $71,068,230      $(71,892,519)
1998
                -----------  ---------- --------- ---------- -------- -----------    -----------      ------------


                       See Notes to Consolidated Financial Statements.

ACTV, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997, and 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization ACTV, Inc. was incorporated July 8, 1983. ACTV, Inc. and its subsidiaries (the "Company" or "ACTV"), has developed patented and proprietary technologies that allow content providers to create unique interactive programming for digital television ("Individualized Television") and for television/Internet convergence applications ("HyperTV"). Individualized Programming software technology provides the tools needed to create and view live or pre-recorded television programming that individualizes what the viewer sees and hears. HyperTV(TM) is a patented process for the delivery of Internet web information that relates to and enhances a simultaneous videocast. Since its inception, the Company has been engaged in the development of Individualized Programming, the production of programs that use its Individualized Programming and the marketing and sales of the various products and services incorporating Individualized Programming. In 1997, the Company introduced HyperTV and its first commercial application, eSchool Online ("eSchool") for the education market. eSchool consists of a suite of software products that permit a teacher to use the Internet as an accompanying instructional tool during a live or pre-recorded video lesson.

Principles of Consolidation - The Company's consolidated financial statements include the balances of its wholly owned operating subsidiaries. In consolidation, all intercompany account balances are eliminated.

Property and Equipment - Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives (generally five years). Depreciation expense for the years ended December 31,1996, 1997, and 1998 aggregated $189,957, $286,883, and
$782,990,respectively.

Education Equipment - Education equipment consists of standard personal computers adapted to provide individualized programming functionality, videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of first-in, first-out cost or market.

Patents and Patents Pending - The cost of patents, which for patents issued represents the consideration paid for the assignment of patent rights to the Company by an employee and for patents pending represents legal costs related directly to such patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 1996, 1997, and 1998, are net of accumulated amortization of $116,371, $141,072, and $186,485, respectively.

Software Development Costs - The Company capitalizes costs incurred for product software where economic and technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (5 years). The balance at December 31, 1997 and 1998, is net of accumulated amortization of $16,376 and $145,553, respectively.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Sales are recorded as products are shipped or services are rendered.

Research and Development - Research and development costs, which represent primarily refinements to Individualized Programming, were $1,221,362 for the year ended December 31, 1996, $551,328 for the year ended December 31, 1997, and $820,475 for the year ended December 31, 1998.

Earnings/(Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the period ended December 31, 1998, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Loss per common share equals net loss divided by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share, as it would be anti-dilutive.

Reclassifications - Certain reclassifications have been made in the December 31, 1996, and 1997 financial statements to conform to the December 31, 1998 presentation.

Intangibles - The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 10 years. The Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business. Impairments, if any, will be recognized through a charge to operation, in the period in which the impairment is deemed to exist. Based on such analysis, the Company does not believe that goodwill has been impaired.

Other Current Assets - The Company's consolidated balance sheets at December 31, 1996, December 31, 1997, and December 31, 1998 reflect balances of $343,962, $224,712, and $434,575, respectively, related to cash advances made to executive officers.

New Accounting Pronouncements

Newly Adopted Accounting Standards

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending December 31, 1998. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes Financial Accounting Standards Board ("FASB") Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. Management has determined that the Company operates in two segments the Individualized Television and HyperTV, see Note 13.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15,1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet determined the impact, if any, the adoption of SFAS No. 133 will have on its financial statements.

2. NATURE OF OPERATIONS

The principal market for the Individualized Television is entertainment programming distributed over digital television systems. The Company plans to sell individualized entertainment programming (initially professional and college sports programming) to the end user through cable television systems on a subscription basis.

Our target markets for HyperTV(TM) are entertainment applications for consumers and online learning for schools, universities and corporations. The Company sells eSchool online learning programming and related hardware to schools, colleges, and private education networks. The following clients accounted for more than 10% of the Company's revenues during the year ended December 31, 1998, Georgia Public Television, which accounted for approximately 17%, 24%, and 40% of total revenues in 1996, 1997, and 1998, respectively, School District of Philadelphia, which accounted for approximately 14% in 1998, and the Texas Workforce Commission, which accounted for 24% of total revenues in 1997. During 1996 and 1998, the Company generated no revenues from the Texas Workforce Commission.

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

4. PROPERTY AND EQUIPMENT - NET

Property and equipment - net at December 31, 1996, 1997, and 1998 consisted of the following (at cost):

                                         1996          1997         1998
                                         ----          ----         ----
Machinery and equipment                 $636,845    $2,931,682   $3,297,160
Office furniture and fixtures            357,373       501,435      667,508
                                        ------------------------------------
Total                                    994,218     3,433,117    3,964,688

Less accumulated depreciation            270,129       836,332    1,598,913
                                        ------------------------------------
Total                                   $724,089    $2,596,785   $2,365,775
                                        ====================================


5. FINANCING ACTIVITIES

        In January 1998, the ACTV, Inc. subsidiaries ACTV Entertainment, Inc. and The Texas Individualized Television Network, Inc. entered into a note purchase agreement, dated as of January 13, 1998 with certain private investors. Pursuant to the agreement, the investors purchased $5.0 million aggregate principal amount notes from our subsidiaries. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, we may, at our option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. We have chosen to make the first two semi-annual interest payments (June 30, 1998 and December 31, 1998) in kind. The note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

        In connection with the purchase of such note, the investors received on January 14, 1998 a common stock purchase warrant of Texas Network that granted the investors either the right to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or, through July 14, 1999, to exchange the warrant for such number of shares of our common stock, at the time of and giving effect to such exchange, that were equal to 5.5% of the fully diluted number of shares of common stock outstanding. In January 1999, the investors exchanged the warrant in full into shares of our common stock. This conversion has not been reflected in the accompanying financial statements as it occurred in 1999.

        For accounting purposes, the Company has allocated approximately $1.4 million to the value of the warrant, based on the market value of ACTV, Inc. common stock into which the warrant was convertible at issuance. The warrant is included outside of Consolidated Shareholders' Equity (Deficiency) due to its cash put feature and is being amortized as additional interest expense over the life of the note.

        In November 1998, ACTV issued 5,018 shares of Series B Convertible Preferred Stock, common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of exchangeable preferred stock, which had been issued by a subsidiary of ACTV. The excess of the fair value of this consideration over the carrying value of the convertible preferred stock for which it was issued is included in Minority Interest - Subsidiary Preferred stock dividend and accretion in the accompanying statement of operations. The Series B Preferred has a liquidation preference $1,000.00 per share and pays a dividend, in cash or accumulated and paid in common stock upon conversion, of 10% per annum.

        The Series B Preferred is fully redeemable by ACTV at any time at a 10% premium above face value plus accrued dividends. The holders of Series B Preferred are prohibited from converting any shares into common stock through November 13, 1999, whether or not ACTV gives a notice of redemption during this period. Beginning November 13, 1999, the number of shares issued upon conversion is determined by dividing the liquidation value of $1,000.00 plus accrued dividends by the conversion price of $2.00 per common share. Beginning February 13, 2000, the number of shares issued upon conversion is determined by dividing the liquidation value of $1,000.00 plus accrued dividends by the conversion price of $1.33 per common share. Such preferred shares are currently not convertible into common stock and will be convertible into common stock only after November 13, 1999. The beneficial conversion attributable to the possible conversion of the Series B Preferred at $1.33 per share, which equaled $2,527,723 at the issuance date has been attributed to additional paid-in-capital and will be accounted for as a charge to net loss applicable to common stock shareholders over the period from issuance through February 13, 2000.

        During the year ended December 31, 1998 we raised approximately $10.8 from sales of common stock to private institutional investors, including $5 million invested by Liberty Media Corporation.

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

        The Convertible Preferred Stock is convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the Common Stock. Preferred stock accretion of $1.5 million and $2.5 million, respectively, were recorded and included as minority interest for the years ended December 31, 1996 and 1997. As of December 31, 1998, all of the Exchangeable Preferred Stock issued by the Company's wholly-owned subsidiary, ACTV Holdings, Inc. had been converted.

        During 1999, we have raised approximately $540,000 from the exercise of options and warrants.

        We believe that we have adequate funding to launch the southwest regional network in 1999 and to fund our present operations for the next 12-month period, assuming that we are able to raise approximately $3.9 million from forcing the exercise of approximately 1.95 million warrants. We can effectively force such warrant exercise if the average closing price of our common stock is above $4.50 per share for a twenty consecutive trading day period and the shares to be issued pursuant to the warrants are registered for sale by the SEC. Currently, the share price requirement has been met and we have filed a registration statement for registration of the warrant shares. Approval by the SEC is still pending.

        Should we raise such funds from warrant exercises, we will still need additional funding to operate the southwest regional network at planned levels, to fund the commercialization of HyperTV(TM) for entertainment applications, and to fund our other operations prior to breakeven. We will need additional funding as well to launch networks in other regions. We currently do not have any arrangements for additional financing and cannot assure you that additional financing will be available on acceptable terms, or at all. As a result, there is no assurance that we will secure the funding necessary to effect additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the our regional network strategy or for the planned commercialization of HyperTV(TM) for entertainment applications.

If we are not successful at raising funds from warrant exercises or other funds, we will be required to significantly reduce our overall level of operations. If necessary, we believe that we could continue to operate at this significantly reduced level.

6. SHAREHOLDERS' EQUITY (DEFICIENCY)

At December 31, 1998, the Company had reserved shares of Common Stock for issuance as follows:

1989 Qualified Stock Option Plan                        31,000
1989 Non-Qualified Stock Option Plan                    39,250
1996 Qualified Stock Option Plan                       478,484
1998 Qualified Stock Option Plan                       307,500
Options granted outside of formal plans              6,933,773
                                                     ---------
  Total                                              7,850,007

In addition, the conversion of Series A Convertible Preferred and Series B Convertible Preferred Shares could result in the issuance of 4,850,411 shares of Common Stock.

Convertible Preferred Stock At December 31, 1998, the Company was authorized to issue 1,000,000 shares of blank check preferred stock, par value $0.10 per share, of which 120,00 shares have been designated Series A Convertible Preferred Stock and 6,110 shares have been designated Series B Convertible Preferred Stock. At December 31, 1998, 56,300 shares of Series A Convertible Preferred Stock and 5,018 shares of Series B Convertible Preferred Stock were issued and outstanding.

Exchangeable Preferred Stock As of December 31, 1998, all of the Exchangeable Preferred Stock issued by the Company's wholly-owned subsidiary, ACTV Holdings, Inc. had been converted.

Exchangeable Preferred Stock At December 31, 1997, the Company's wholly-owned subsidiary, ACTV Holdings, Inc. was authorized to issue 436,000 shares of Convertible Preferred Stock, no par value, of which 316,944 shares were issued and outstanding.


7. STOCK OPTIONS

During 1989, the Board of Directors approved an Employee Incentive Stock Option Plan (the "Employee Plan"). The Employee Plan provides for the granting of up to 100,000 options to purchase Common Stock to key employees. The Employee Plan stipulates that the option price be not less than fair market value on the date of grant. Options granted will have an expiration date not to exceed ten years from the date of grant. At December 31, 1998, 97,500 options had been granted under this plan, of which 37,567 had been exercised and 28,933 had expired or been canceled.

In addition, in August 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), to be administered by the Board or a committee appointed by the Board. The Non-Qualified Plan provides for the granting of up to 100,000 options to purchase shares of Common Stock to employees, officers, directors, consultants and independent contractors. The Non-Qualified Plan stipulates that the option price be not less than fair market value at the date of grant, or such other price as the Board may determine. Options granted under this Plan shall expire on a date determined by the committee but in no event later than three months after the termination of employment or retainer. At December 31, 1998, 97,000 options had been granted under this plan, of which 30,500 had been exercised and 27,250 had expired or been canceled.

During 1996, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan provides for option grants to employees and others who provide significant services to the Company. Under the 1996 Option Plan, the Company is authorized to issue options for a total of 500,000 shares of Common Stock. As of December 31, 1998, the Company had issued 478,484 outstanding options under the plan, including 93,333 that had been canceled. No options had been exercised under the 1996 Option Plan as of December 31, 1998.

During 1998, the Board of Directors approved the Company's 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for option grants to employees and others who provide significant services to the Company. Under the 1998 Option Plan, the Company is authorized to issue options for a total of 900,000 shares of Common Stock. As of December 31, 1998, the Company had issued 307,500 outstanding options under the plan, including 27,500 that had been canceled. No options had been exercised under the 1998 Option Plan as of December 31, 1998.

At December 31, 1998, the Company also had outstanding options and warrants that were issued to Directors, certain employees, and consultants and pursuant to financing transactions for the purchase of 6,993,773 shares of Common Stock that were not issued pursuant to a formal plan. The prices of these options range from $1.50 to $5.50 per share; they have expiration dates in the years 1999 through 2008. The options granted are not part of the Employee Incentive Stock Option Plan or the Non-Qualified Stock Option Plan discussed above.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 is as follows:

                                               1998              1997              1996
                                              Wgtd.             Wgtd.             Wgtd.
                                               Avg.              Avg.              Avg.
                                        1998   Exer       1997   Exer       1996   Exer
                                      Shares  Price     Shares  Price     Shares  Price
                                  ------------------------------------------------------
Outstanding at beginning
Of period                          3,539,218         3,328,718         2,747,082
Options and warrants granted       6,376,073  $1.91    339,683  $1.91    887,500  $3.73
Options and warrants exercised     1,844,951  $1.64     17,000  $0.73         --     --
Options and warrants terminated      220,333  $2.86    112,183  $4.06    305,864  $3.76
Outstanding at end
Of period                          7,850,007  $1.90  3,539,218  $1.81  3,328,718  $2.99
Options and warrants exercisable
at end of period                   5,782,275  $1.99  2,363,134  $1.87  1,719,134  $3.19

The following table summarizes information about stock options outstanding at December 31, 1998:

                              Weighted
                                 Aver-  Weighted               Weighted
                    Number         age     Aver-                  Aver-
                 Outstand-   Remaining       age       Number       age
       Range of     ing at Contractual  Exercise  Exercisable  Exercise
Exercise Prices   12/31/98        Life     Price  at 12/31/98     Price
-----------------------------------------------------------------------
     $0 to 1.50  1,363,751  3.5 Years     $1.50      680,353      $1.50
   1.51 to 3.50  6,333,756  6.4 Years     $1.94    4,957,756      $2.00
   3.51 to 5.50    152,000  1.6 Years     $4.02      144,166      $4.03


The weighted average fair value of options granted during 1997 and 1998 was $.64 and $.97 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's Common Stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for option issuances. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss and loss per basic and diluted share for the years ended December 31, 1996, 1997 and 1998 would have been increased to the pro forma amounts indicated below:

Net loss to common shareholders      1996              1997           1998
                                     ----              ----           ----
        As reported              $10,300,481       $10,358,683    $20,552,359
        Pro forma                $11,185,735       $10,574,807    $21,987,835

Net loss per basic and diluted
common share                         1996              1997           1998
                                     ----              ----           ----
        As reported                 $0.88             $0.80           $0.96
        Pro forma                   $0.95             $0.82           $1.02

The Company estimated the fair value of options issued during 1996, 1997 and 1998 on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility for 1996 of 61.5%, expected volatility for 1997 of 57.3%, expected volatility for 1998 of 49.53%, and a risk free interest rate of 6% for all years.

Certain employees, including the executive officers Samuels, Reese, Crowley and Cline, have been granted options to purchase Class B Common Stock, at fair value as of the date of grant, of certain of the Company's subsidiaries; such common stock, if issued, will have majority voting rights in such subsidiaries.

8. STOCK APPRECIATION RIGHTS PLANS

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

Upon exercise of a SAR, the holder will receive for each share for which a SAR is exercised, as determined by the SAR Committee in its discretion, (a) shares of the Company's Common Stock, (b) cash, or (c) cash and shares of the Company's Common Stock, equal to the difference between (i) the fair market value per share of the Common Stock on the date of exercise of the SAR and (ii) the exercise price of a SAR, which amount shall be no less than the fair market value per share of Common Stock on the date of grant of the SAR.

Under the Company's 1992 SAR Plan, as of December 31, 1998, the Company has granted 516,000 outstanding SARs (with an exercise price of $1.50 per share) to ten employees. The SARs expire between 2001 and 2006. Under the Company's 1996 SAR Plan, as of December 31, 1998, the Company has granted 380,000 outstanding SARs (with an exercise price of $1.50 per share) to six employees. The SARs expire between 2002 and 2006. During 1998, no SARs were exercised.

9. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Deferred income taxes reflect the net tax effects at an effective tax rate of 35.33% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996, December 31, 1997, and December 31, 1998 are as follows:

                                                                       1996            1997          1998
                                                                       ----            ----          ----
        Deferred tax assets:
             Operating loss carryforwards                          $13,365,772     $16,131,213   $20,254,782
             Differences between book and tax basis of property         34,019          56,148       852,587
                                                                   -----------     -----------   -----------
                                                                    13,399,791      16,187,361    21,107,369
        Deferred tax liabilities:
             Differences between book and tax basis of property       (106,819)       (181,104)     (454,618)
                                                                   -----------     -----------   -----------
                                                                    13,292,972      16,000,257   (20,652,751)

        Valuation Allowance                                        (13,292,972)    (16,000,257)  (20,652,751)
                                                                   -----------     -----------   -----------
        Net deferred tax asset                                    $          0    $          0  $          0
                                                                  ============    ============  ============

The increase in the valuation allowance for the year ended December 31, 1997 and 1998, was approximately $2.7 and $4.7 million, respectively. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 1997 and 1998, the Company has Federal net operating loss carryovers of approximately $45.7 and $57.3 million, respectively. These carryovers may be subject to certain limitations and will expire between the years 1999 and 2013.

10. COMMITMENTS

At December 31, 1998, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 1999 and 2001, were approximately $670,000. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1996, 1997, and 1998 aggregated $129,600, $330,430,
$422,729 respectively.

The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions, which extend two years after termination of employment with the Company. At December 31, 1997 and 1998, the Company is committed to expend a total of approximately $2.7 and $2.3 million, respectively under these agreements.

11. CONCENTRATION OF CREDIT RISK

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accruals, the carrying amounts approximated fair value because of their short maturity. The notes payable of the Texas Individualized Television Network, Inc. were issued in 1998 and management believes that its carrying value is representative of its fair value.

13. SEGMENT REPORTING

ACTV, Inc. and its segments Individualized Television and HyperTV Networks, Inc., has developed and markets proprietary technologies for individualized television programming (the "Individualized Programming") and for Internet learning systems. ACTV Entertainment, Inc.'s primary product will give the consumer Individualized Programming and will allow a viewer to experience instantly responsive television. Since its inception, the Company has been engaged in the development of Individualized Programming, the production of programs that use its Individualized Programming and the marketing and sales of the various products and services incorporating the ACTV Entertainment, Inc.'s Individualized Programming. During 1996 HyperTV Networks, Inc. conceptualized and developed HyperTV. In 1997, HyperTV Networks, Inc. introduced to the education market eSchool Online ("eSchool"), which is the first commercial application of HyperTV. Please refer to Note 2 to the financial statements that specifically addresses the revenue breakout by major customer. The operating segments ( Individualized Television and HyperTV Networks, Inc.) have been determined by the way the overall business is managed.

Information concerning the Company's business segments in 1996, 1997 and 1998 is as follows:

                                                  1996              1997                 1998
                                                  ----              ----                  ----
Revenues
Individualized Television                     $        --       $        --           $        --
HyperTV Networks, Inc.                          1,476,329         1,650,955             1,405,838
Unallocated corporate                                  --                --                    --
                                              -----------       -----------           -----------

Total                                         $ 1,476,329       $ 1,650,955           $ 1,405,838
                                              -----------       -----------           -----------
Depreciation & Amortization
Individualized Television                     $   381,135       $   172,123           $   763,241
HyperTV Networks, Inc.                              1,086            29,622               206,338
Unallocated Corporate                             464,130           552,309               563,151
                                              -----------       -----------           -----------
Total                                         $   846,351       $   754,053           $ 1,532,731
                                              -----------       -----------           -----------
Interest Expense (Income)
Individualized Television                     $        --       $    (9,391)          $   850,770
HyperTV Networks, Inc.                           (152,040)           (8,128)               (8,405)
Unallocated corporate                              (6,692)          (99,351)               94,403
                                              -----------       -----------           -----------
Total                                         $  (158,732)      $  (116,870)          $   747,963
                                              -----------       -----------           -----------
Net Loss
Individualized Television                     $ 2,459,965       $ 2,678,832           $ 5,273,173
HyperTV Networks, Inc.                          1,196,767         1,771,671             2,020,228
Unallocated corporate                           6,643,749         5,908,180            13,258,958
                                              -----------       -----------           -----------
Total                                         $10,300,481       $10,358,683           $20,552,359
                                              -----------       -----------           -----------
Capital Expenditures
Individualized Television                     $   411,212       $   139,897           $   947,710
HyperTV Networks, Inc.                                 --           273,778               361,716
Unallocated corporate                              32,977         2,482,128               618,495
                                              -----------       -----------           -----------
Total                                         $   444,189       $ 2,895,803           $ 1,927,921
                                              -----------       -----------           -----------
Current Assets
Individualized Television                     $    39,759       $   290,421           $ 1,449,763
HyperTV Networks, Inc.                            862,473           775,855               844,683
Unallocated corporate                           6,683,183           337,255             4,280,110
                                              -----------       -----------           -----------
Total                                         $ 7,585,415       $ 1,403,531           $ 6,574,556
                                              -----------       -----------           -----------
Total Assets
ACTV Entertainment, Inc.                      $   488,081       $ 3,105,174           $ 4,708,444
HyperTV Networks, Inc.                            865,629         1,023,170             1,250,825
Unallocated corporate                          10,338,914         3,773,575             7,646,773
                                              -----------       -----------           -----------
Total                                         $11,692,624       $ 7,901,918           $13,606,041
                                              -----------       -----------           -----------


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

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The consolidated financial statements at December 31, 1996, reflects non-cash activity during the year ended December 31, 1996, that relates to a reversal of certain of the option exercises and resulting non-recourse loan transactions described above: a credit to shareholders' equity of $367,500.

The consolidated financial statements at December 31, 1997 and 1998, reflect non-cash activity during the year ended December 31, 1997 and 1998, that relate to stock appreciation rights, notes and stock issued in lieu of cash compensation, subsidiary preferred stock dividends and accretions, and preferred stock dividends payable. The non-cash stock appreciation rights activity for the years ended December 31, 1997 and 1998 decreased by $701,517 and increased by $2,000,062, respectively. The stock issued in lieu of cash compensation for the years ended December 31, 1997 and 1998 was $443,125 and $2,016,023,
respectively. The notes issued in lieu of cash compensation for the years ended December 31, 1998 was $686, 641. The subsidiary preferred stock dividends and accretions for the years ended December 31, 1997 and 1998 was $2,598,156 and $5,749,309, respectively and the preferred stock dividends payable for the years ended December 31, 1997 and 1998 increased by $408,085 and decreased by $403,164, respectively.

The Company made no cash payments of interest or income taxes during the years ended December 31, 1996, 1997 and 1998.

(a)2. FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule for the years ended December 31, 1998 and December 31, 1997 is filed as part of this Annual Report. We had no activity reportable on this schedule for the year ended December 31, 1996. Schedule II - Valuation and Qualifying Accounts and Reserves

                             Column B          Column C           Column D     Column E
                             --------  -----------------------    --------     --------

                          Balance at   Charged to   Charged to               Balance at
                           Beginning    Costs and        Other  Deductions          End
Description                of Period     Expenses     Accounts   -Describe    of Period
---------------------------------------------------------------------------------------
  Year ended 12/31/96:

Accounts receivable
allowance for doubtful
accounts                         --      $82,746             --         --      $ 82,746

Reserve for investment
losses                           --     $274,325             --         --      $274,325

  Year ended 12/31/97:

Accounts receivable
allowance for doubtful
accounts................  $  82,746     $ 43,188             --   $ 82,746      $ 43,188

Reserve for investment
losses..................  $ 274,325           --                        --            --

 Year ended 12/31/98:

Accounts receivable
allowance for doubtful
accounts...............   $  43,188           --             --   $ 43,188            --

Reserve for investment
losses                           --           --             --         --            --

During 1997, the balances of $82,746 of accounts receivable and $274,325 of investments were written off as uncollectable or unrecoverable, respectively. During 1998, there were no changes to either the accounts receivable allowance or investment loss reserve. Uncollectable accounts receivables in the amount of $43,188 were written off in 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 15th day of March 1999.

                                    ACTV, Inc.

                                    By:   /s/William C. Samuels
                                          --------------------------------------
                                          William C. Samuels
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature                          Title                                         Date
---------                          -----                                         ----
/s/ William C. Samuels                                                           March 15, 1999
------------------------
William C. Samuels                 Chairman of the Board, Chief Executive
                                   Officer, President and Director

/s/ David Reese                                                                  March 15, 1999
------------------------
David Reese                        President, Chief Operating Officer,
                                   President - ACTV Entertainment, Inc.,
                                   and Director


/s/ Bruce Crowley                                                                March 15, 1999
------------------------
Bruce Crowley                      Executive Vice President, President - HyperTV
                                   Networks, Inc. and Director

/s/ Christopher C. Cline                                                         March 15, 1999
------------------------
Christopher C. Cline               Senior Vice President, Chief Financial
                                   Officer and Secretary

/s/ William Frank                                                                March 15, 1999
------------------------
William A. Frank                   Director


/s/ Steven W. Schuster                                                           March 15, 1999
------------------------
Steven W. Schuster                 Director

(a)3.   EXHIBITS INDEX (inapplicable items omitted):

3.1.a    Restated Certificate of Incorporation of ACTV, Inc.*
3.1.b    Amendment to Certificate of Incorporation of ACTV, Inc.**
3.1.c    Certificate of Designation of Series B 10% Convertible Preferred Stock
         of ACTV, Inc.******
3.2      By-Laws of ACTV, Inc.*
9.1      Voting Agreement dated November 11, 1994, by and between William C.
         Samuels and Michael J. Freeman.***
9.2      Voting Trust Agreement dated March 10, 1994 by and among William C.
         Samuels, The Washington Post Company and ACTV, Inc.**
10.1     First Amendment to Lease, dated December January 13, 1997 by and between the Registrant, as the Tenant, and Rockefeller Center
         Properties, as the Landlord.****
10.2     Form of 1989 Employee Incentive Stock Option Plan.*
10.3     Form of Amendment No. 1 to 1989 Employee Incentive Stock Option Plan.*
10.4     Form of 1989 Employee Non-qualified Stock Option Plan.*
10.5     Form of Amendment No. 1 to 1989 Employee Non-qualified Stock Option
         Plan.*
10.8     1996 Non-qualified Stock Option Plan.****
10.9     1992 Stock Appreciation Rights Plan.****
10.10    1996 Stock Appreciation Rights Plan.****
10.11    deleted--replaced by 10.40
10.12    deleted--replaced by 10.41
10.13    deleted--replaced by 10.42
10.14    Master Programming License Agreement dated December 2, 1996, by and between ACTV, Inc. and Liberty/Fox Sports, LLC.****
10.15    Enhancement License Agreement dated December 4, 1996, by and between
         ACTV, Inc. and Prime Ticket Networks, L.P., d/b/a Fox Sports West.++,
         ****
10.16    Enhancement License Agreement dated February 28, 1997, by and between
         ACTV, Inc. and ARC Holding, Ltd., d/b/a Fox Sports Southwest.++, ****
10.17    Agreement dated march 30, 1995 between General Instrument Corporation and ACTV, Inc.***
10.18    Technical Services Agreement dated May 1995 between the David Sarnoff
         Research Center, Inc. and ACTV, Inc.***
10.19    Option Agreement dated December 4, 1995 between the David Sarnoff
         Research Center and ACTV, Inc.****
10.21(a) deleted
10.21(b) deleted
10.21(c) Option Agreement dated September 29, 1995 between ACTV, Inc. and
         Richard H. Bennett.***
10.21(d) Assignment dated September 29, 1995 between ACTV, Inc. and Richard H.
         Bennett.***
10.21(e) deleted--replaced by 10.44(a)
10.21(f) deleted
10.21(h) deleted--replaced by 10.44(b)
10.21(j) deleted--replaced by 10.44(c)
10.22    deleted--expired
10.23(a) deleted--replaced by 10.43(a)
10.23(b) deleted--replaced by 10.43(b)
10.23(c) deleted--replaced by 10.43(c)
10.23(d) deleted
10.23(e) deleted
10.23(f) deleted
10.23(g) deleted
10.24(a) Stock Option Agreement, dated March 14, 1997, by and between HyperTV
         Networks, Inc. and William C. Samuels. +
10.24(b) Stock Option Agreement, dated March 14, 1997, by and between HyperTV
         Networks, Inc. and Bruce Crowley. +
10.24(c) Stock Option Agreement, dated October 1, 1997, by and between HyperTV
         Networks, Inc. and William Samuels. +
10.24(d) Stock Option Agreement, dated October 1, 1997, by and between HyperTV
         Networks, Inc. and Bruce Crowley. +
10.25(a) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.25(b) Stock Option Agreement by and between ACTV Entertainment, Inc. and
         David Reese dated March 14, 1997 and amended January 14, 1998. +
10.26(a) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and William Samuels dated June 3, 1997 and amended
         January 14, 1998. +
10.26(b) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(c) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(d) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(e) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.26(f) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and William Samuels dated March 14, 1997 and amended
         January 14, 1998. +
10.26(g) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and David Reese dated June 3, 1997 and amended January
         14, 1998. +
10.26(h) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended
         January 14, 1998. +
10.26(i) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended
         January 14, 1998. +
10.26(j) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended
         January 14, 1998. +
10.26(k) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998. +
10.26(l) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and David Reese dated March 14, 1997 and amended January
         14, 1998. +
10.27    ACTV Entertainment Shareholder Agreement dated March 14, 1997 and amended January 14, 1998. +
10.28    HyperTV Networks Shareholder Agreement dated March 14, 1997. +
10.29    HyperTV Networks Additional Shareholder Agreement dated October 1,
         1997. +
10.30    deleted--replaced by 10.45
10.31    deleted--replaced by 10.46
10.32    The Los Angeles Individualized Television Network, Inc. Sublicense
         Agreement dated March 14, 1997 between ACTV Entertainment and The Los
         Angeles Individualized Television Network, Inc. +
10.33    The San Francisco Individualized Television Network, Inc. Sublicense
         Agreement dated January 1, 1989 between ACTV Entertainment and The San
         Francisco Individualized Television Network, Inc. +
10.34    The Texas Individualized Television Network, Inc. Sublicense Agreement
         dated March 14, 1997 between ACTV Entertainment and The Texas
         Individualized Television Network, Inc. +
10.35    The Los Angeles Individualized Television Network, Inc. Service
         Agreement dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The Los Angeles Individualized Television Network, Inc. +
10.36    The San Francisco Individualized Television Network, Inc. Service
         Agreement dated January 1, 1998 between ACTV, Inc., ACTV Entertainment and The San Francisco Individualized Television Network, Inc. +
10.37    The Texas Individualized Television Network, Inc. Service Agreement
         dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The
         Texas Individualized Television Network, Inc. +
10.38    Form of Note Purchase Agreement of the Texas Individualized Television
         Network dated as of January 13, 1998 *****
10.39    Common Stock Purchase Warrant issued pursuant to the Note Purchase
         Agreement as of January 14, 1998 *****
10.40    Amended employment agreement dated February 22, 1999, between ACTV,
         Inc. and William C. Samuels, amending and restating in full the agreement dated August 1, 1995, as amended.
10.41    Amended employment agreement dated February 22, 1999, between ACTV,
         Inc. and David Reese, amending and restating in full the agreement dated August 1, 1995, as amended.
10.42    Amended employment agreement dated February 22, 1999, between ACTV,
         Inc. and Bruce Crowley, amending and restating in full the agreement dated August 1, 1995, as amended.
10.43(a) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and William C. Samuels, amending and restating in full the agreement dated February 21, 1998.
10.43(b) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and Bruce Crowley, amending and restating in full the agreement dated February 21, 1998.
10.43(c) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and David Reese, amending and restating in full the agreement dated February 21, 1998.
10.44(a) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and William C. Samuels, amending and restating in full the agreement dated December 1, 1995, as amended.
10.44(b) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and David Reese, amending and restating in full the agreement dated
         December 1, 1995, as amended.
10.44(c) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and Bruce Crowley, amending and restating in full the agreement dated
         December 1, 1995, as amended.
10.45    Amended license agreement dated March 8, 1999, between ACTV, Inc. and
         ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997.
10.46    Amended license agreement dated March 8, 1999, between ACTV, Inc. and
         HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997.
10.47    Patent assignment and license  agreement between ACTV, Inc. and
         Earthweb, Inc. dated December 1, 1997.
10.48    Employment agreement dated January 1, 1999, between ACTV, Inc. and
         Christopher Cline.
21       Subsidiaries of the Registrant
27       Financial Data Schedule

*       Incorporated by reference from Form S-1 Registration Statement (File No.
        33-34618)
**      Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended
        December 31, 1993.
***     Incorporated by reference from Form S-1 Registration Statement (File No.
        33-63879) which became effective on February 12, 1996.
****    Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended
        December 31, 1996.
***** Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
******  Incorporated by reference from Form S-3 Registration Statement filed on
        December 30, 1998.
+       Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended
        December 31, 1997.
++ Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities
        Act of 1933, as amended.