Form 10-K405/A
period 1998-12-31
ACTV INC /DE/
filed 1999-04-20
CIK 854152

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                   ACTV, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                           94-2907258
          ---------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)

                           1270 Avenue of the Americas
                   New York, New York                   10020
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price on April 16, 1999) was $499,102,147.

As of April 19, 1998, there were 39,136,915 shares of the registrant's common stock outstanding.

The Company's Annual Report on Form 10-K filed March 19, 1999, is being amended to include as Exhibit 99 an Independent Auditors Consent to the incorporation by reference of their report dated March 11, 1999 in certain Registration Statements on Form S-3 and to amended the Exhibit Index to reflect the inclusion of Exhibit 99.

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

10.26(e) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.26(f) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.26(g) Stock Option Agreement by and between Florida Individualized Television
         Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(h) Stock Option Agreement by and between Northwest Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(i) Stock Option Agreement by and between New York Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(j) Stock Option Agreement by and between San Francisco Individualized
         Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(k) Stock Option Agreement by and between Los Angeles Individualized
         Television Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998. +
10.26(l) Stock Option Agreement by and between Texas Individualized Television
         Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998. +
10.27 ACTV Entertainment Shareholder Agreement dated March 14, 1997 and amended January 14, 1998. +
10.28 HyperTV Networks Shareholder Agreement dated March 14, 1997. + 10.29 HyperTV Networks Additional Shareholder Agreement dated
         October 1,1997. +
10.30    deleted--replaced by 10.45
10.31    deleted--replaced by 10.46
10.32 The Los Angeles Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Los Angeles Individualized Television Network, Inc. +
10.33 The San Francisco Individualized Television Network, Inc. Sublicense Agreement dated January 1, 1989 between ACTV Entertainment and The San Francisco Individualized Television Network, Inc. +
10.34 The Texas Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Texas Individualized Television Network, Inc. +
10.35 The Los Angeles Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The Los Angeles Individualized Television Network, Inc. +
10.36 The San Francisco Individualized Television Network, Inc. Service Agreement dated January 1, 1998 between ACTV, Inc., ACTV Entertainment and The San Francisco Individualized Television Network, Inc. +
10.37 The Texas Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The Texas Individualized Television Network, Inc. +
10.38 Form of Note Purchase Agreement of the Texas Individualized Television Network dated as of January 13, 1998 *****
10.39 Common Stock Purchase Warrant issued pursuant to the Note Purchase Agreement as of January 14, 1998 *****
10.40 Amended employment agreement dated February 22, 1999, between ACTV, Inc. and William C. Samuels, amending and restating in full the agreement dated August 1, 1995, as amended.
10.41 Amended employment agreement dated February 22, 1999, between ACTV, Inc. and David Reese, amending and restating in full the agreement dated August 1, 1995, as amended.
10.42 Amended employment agreement dated February 22, 1999, between ACTV, Inc. and Bruce Crowley, amending and restating in full the agreement dated August 1, 1995, as amended.
10.43(a) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and William C. Samuels, amending and restating in full the agreement dated February 21, 1998.
10.43(b) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and Bruce Crowley, amending and restating in full the agreement dated February 21, 1998.
10.43(c) Amended stock option agreement dated January 4, 1999, between ACTV,
         Inc. and David Reese, amending and restating in full the agreement dated February 21, 1998.
10.44(a) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and William C. Samuels, amending and restating in full the agreement dated December 1, 1995, as amended.
10.44(b) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and David Reese, amending and restating in full the agreement dated December 1, 1995, as amended.
10.44(c) Amended stock option agreement dated March 5, 1999, between ACTV, Inc.
         and Bruce Crowley, amending and restating in full the agreement dated December 1, 1995, as amended.
10.45 Amended license agreement dated March 8, 1999, between ACTV, Inc. and ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997.
10.46 Amended license agreement dated March 8, 1999, between ACTV, Inc. and HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997.
10.47 Patent assignment and license agreement between ACTV, Inc. and Earthweb, Inc. dated December 1, 1997.
10.48 Employment agreement dated January 1, 1999, between ACTV, Inc. and Christopher Cline.
21       Subsidiaries of the Registrant
27       Financial Data Schedule
99       Independent Auditors Consent
* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
** Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1993.
*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
**** Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1996.
***** Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
****** Incorporated by reference from Form S-3 Registration Statement filed on December 30, 1998.
+ Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1997.
++ Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 20th day of April 1999.

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

Signature                                   Title                                   Date
---------                                   -----                                   ----

/s/ William C. Samuels                                                          April 20, 1999
------------------------
William C. Samuels              Chairman of the Board, Chief Executive
                                Officer, President and Director

/s/ David Reese                                                                 April 20, 1999
------------------------
David Reese                     President, Chief Operating Officer,
                                President - ACTV Entertainment, Inc.,
                                and Director

/s/ Bruce Crowley                                                               April 20, 1999
------------------------
Bruce Crowley                   Executive Vice President, President - HyperTV
                                Networks, Inc. and Director

/s/ Christopher C. Cline                                                        April 20, 1999
------------------------
Christopher C. Cline            Senior Vice President, Chief Financial
                                Officer and Secretary

/s/ William A. Frank                                                            April 20, 1999
------------------------
William A. Frank                Director

/s/ Steven W. Schuster                                                          April 20, 1999
------------------------
Steven W. Schuster              Director