Form 10-Q
period 1999-03-31
ACTV INC /DE/
filed 1999-05-17
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

(212) 217-1600 (Registrant's telephone number, including area code)
---------------
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------
Common Stock, Par Value $0.10               Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.10 per share
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___



As of May 17, 1999, there were 37,563,269 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

        ASSETS                                         December 31,         March 31,
                                                              1998*              1999


                                                       ------------      ------------
Current Assets:
    Cash and cash equivalents................           $5,188,770        $3,706,938
    Accounts receivable-net..................              501,768           553,848
    Education equipment inventory............              110,405            77,231
    Other....................................              773,613           344,706
                                                       ------------      ------------
        Total current assets.................            6,574,556         4,682,723
                                                       ------------      ------------
Property and equipment-net...................            2,365,775         2,607,211
                                                       ------------      ------------
Other Assets:
    Patents and patents pending..............              832,336           841,874
    Software development costs...............            1,098,756         1,254,169
    Goodwill.................................            2,214,816         2,108,223
    Other....................................              519,802           414,966
                                                       ------------      ------------
        Total other assets...................            4,665,710         4,619,232
                                                       ------------      ------------
           Total ............................          $13,606,041       $11,909,166
                                                       ============      ============

        LIABILITIES AND
        SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
    Accounts payable and accrued expenses.....            $955,686        $1,492,037
    Deferred stock appreciation rights........           2,000,062         4,138,509
    Preferred dividends payable...............             200,305           286,198
                                                       ------------      ------------
        Total current liabilities.............           3,156,053         5,916,744
       Long-Term Notes Payable                           4,315,016         5,882,118
Put warrant                                              1,371,624                --

Shareholders' equity (deficiency):
    Preferred series A stock, $.10 par value,
    1,000,000 shares authorized, issued and
    outstanding 56,300 at December 31, 1998,
    and 32,600 at March 31, 1999..............               5,630             3,260
    Preferred series B stock, $.10 par value,
    1,000,000 shares authorized, issued and
    outstanding 5,018 at December 31, 1998,
    and March 31, 1999........................           2,805,961         3,121,926
    Common stock, $.10 par value, 65,000,000
    shares authorized: issued and outstanding
    29,759,459 at December 31, 1998,
    33,611,255 at March 31, 1999..............           2,975,946         3,361,125
    Additional paid-in capital................          71,068,230        72,896,983
    Loans receivable from stock sales.........                                    --
                                                          (199,900)
    Accumulated deficit.......................         (71,892,519)      (79,272,990)
                                                       ------------      ------------
        Total shareholders' equity (deficiency)          4,763,348           110,304
                                                       ------------      ------------
           Total..............................          13,606,041        11,909,166
                                                       ============      ============

                     See Notes to Consolidated Financial Statements *Derived from the Audited Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,                     1998             1999
                                            ------------      -------------
Revenues:

  Revenues...........................          $361,247          $400,794
                                             ------------      -------------
     Total revenues..................           361,247           400,794

  Cost of Sales......................            47,603            54,777
                                             ------------      -------------
     Gross profit....................           313,644           346,017

Expenses:

  Operating expenses.................           362,714           361,472
  Selling and administrative.........         2,043,516         2,819,848
  Depreciation and amortization......           212,501           370,314
  Amortization of goodwill...........           106,593           106,593
  Stock appreciation rights..........            63,594         3,410,824
                                             ------------      -------------
     Total expenses..................         2,788,918         7,069,051

Interest (income)....................           (39,840)          (51,022)
Interest expense.....................           200,044           230,681
                                             ------------      -------------
  Interest expense (income) - net....           160,204           179,659

Minority interest - subsidiary preferred
 stock dividend......................           136,659                --
                                             ------------      -------------
Net loss.............................         2,772,137         6,902,693
                                             ------------      -------------
Preferred stock dividend and accretion               --           477,778
                                             ------------      -------------
Net loss applicable to common shareholders                     $7,380,471
                                             $2,772,137
                                             ============      =============
Basic and diluted loss per common share            $.17              $.23
                                             ------------      -------------

Weighted average number of common
 shares outstanding..................        16,088,087        31,990,224
                                             ------------      -------------

                     See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

        Three Months Ended March 31,                      1998               1999
                                                     -------------      -------------
Cash flows from operating activities:
    Net loss.......................................   $(2,772,137)       $(7,380,471)
                                                     -------------      -------------
Adjustments to reconcile net loss to net
    cash used in operations:
    Depreciation and amortization..................       319,094            476,906
    Stock appreciation rights......................        63,594          3,410,824
    Amortization of stock warrants.................        52,362                 --
    Notes receivable from stock sales..............            --            199,900
    Notes issued in lieu of cash...................            --            195,478
    Stock issued in lieu of cash compensation......       295,139             39,000
    Common stock issued or reserved for
    preferred dividends and accretion..............        70,189             75,920
Changes in assets and liabilities:
    Accounts receivable............................      (214,712)           (52,080)
    Education equipment inventory..................            --             33,175
    Other assets...................................       (69,339)           445,053
    Preferred dividends and accretions                         --            401,858
    Accounts payable and accrued
    expenses.......................................      (527,329)           536,350
                                                     -------------      -------------
        Net cash used in operating
        activities.................................    (2,783,139)        (1,618,087)
                                                     -------------      -------------
Cash flows from investing activities:
    Investment in patents pending..................       (50,000)           (23,176)
    Investment in property and equipment...........      (166,027)          (412,696)
    Investment in systems..........................       (53,566)          (252,142)
                                                     -------------      -------------
Net cash used in investing activities..............      (269,593)          (688,014)
Cash flows from financing activities:
    Net proceeds from debt issuance................     3,306,190                 --
    Preferred stock dividends payable..............        66,470                 --
    Net proceeds from put warrant..................     1,371,624                 --
    Redemption of preferred stock..................      (565,759)                --
    Proceeds from equity transactions..............     1,391,749            824,269
                                                     -------------      -------------
Net cash provided by financing
activities.........................................     5,570,274            824,269
                                                     -------------      -------------
Net (decrease) increase in cash and cash
equivalents........................................     2,517,542         (1,481,832)
    Cash and cash equivalents,
    beginning of period............................       554,077          5,188,770
                                                     -------------      -------------
    Cash and cash equivalents,
    end of period..................................     3,071,619          3,706,938
                                                     =============      =============

See Notes to Consolidated Financial Statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)(Unaudited)

                       Common Stock       Preferred Series A    Preferred Series B   Additional Paid-
                    Shares      Amount     Shares    Amount       Shares  Amount       in-Capital          Deficit
---------------------------------------------------------------------------------------------------------------------
Balances
January 1,       29,759,459  $2,975,946   56,300    $5,630     5,018  $2,805,961        $71,068,230      $(71,892,519)
1999
                 ----------------------------------------------------------------------------------------------------
Issuance of
shares for
services              7,800         780                                                      38,220
Issuance of
shares in
connection
with exchange
of preferred
stock               445,614      44,561  (23,700)   (2,370)                                  33,728
Issuance of
shares in
connection
with exercise
of stock
options &
warrants          3,398,382     339,838                                                   1,756,805
Net loss                                                                                                   (6,902,693)
Preferred
dividends &
accretions                                                               315,965                             (477,778)
                 ----------------------------------------------------------------------------------------------------
Balances
March 31,
 1999            33,611,255  $3,361,125   32,600    $3,260     5,018  $3,121,926        $72,896,983      $(79,272,990)
                 =====================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 and 1999

1. The consolidated financial statements are unaudited. In the opinion of management, these consolidated financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for all periods. The financial results for the interim periods presented are not necessarily indicative of the results to be expected for either succeeding quarters or the full fiscal year.

2. For a summary of significant accounting policies and additional financial information, see the Annual Report on Form 10-K for the year ended December 31, 1998 as filed by ACTV, Inc. (the "Company"). The Company's policy is to capitalize the cost of computer software production once technological feasibility is established upon completion of a detailed program design or upon completion of a working model. The Company's balance sheets at March 31, 1999 and December 31, 1998 reflect capitalized software production costs of $1,254,169 and $1,098,756, respectively.

3. ACTV, Inc.'s balance sheets at March 31, 1999 and December 31, 1998 reflect expense accruals of $4,138,509 and $2,000,062, respectively, related to the Company's stock appreciation rights (SAR) plan. No SARs were exercised for cash during the first quarter of 1999. The accrual at March 31, 1999 is based on the closing market price of the Company's common stock of $11-3/8 on that date for all employees holding stock appreciation rights
     (SARs), with the exception of Messrs. Samuels, Reese, and Crowley. These executive officers agreed to limit their compensation and the corresponding liability to the Company related to all of their vested stock appreciation rights based on a common stock price of $3-15/16, and further agreed to be paid in unregistered common stock in lieu of cash for all of their vested SARs. As a result of these agreements, the Company's stock appreciation rights expense for the first quarter of 1999 was approximately $3.2 million less than it would have been otherwise.

4. The Company's balance sheets at December 31, 1998 also reflect a contra shareholders' equity (deficiency) amount of $199,900, related to a loan made by the Company to an employee in August 1995 that was paid off during the first quarter of 1999.

5. In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes from the

     Issuer and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the note, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

     In connection with the purchase of such note, the Purchasers received on January 14, 1998 a warrant (the "Warrant") which allowed the holder to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or the right, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock.

     For accounting purposes, the Company allocated approximately $1.4 million to the value of the Warrant. The Warrant was included outside of Consolidated Shareholders' Equity (Deficiency), due to its cash put feature and was being amortized as additional interest expense. The Warrant was exercised during the first quarter of 1999.

6. During May 1999, the Company redeemed all of the outstanding Series B Preferred Stock for a total of approximately $5.8 million, which represents a 10% premium above the stock's face value plus accrued dividends. Because the preferred stock was convertible into common stock at $2.00 per share beginning in November 1999, by redeeming this preferred stock the Company avoided the possible future issuance of more than 2.8 million shares of common stock.

     During 1996, the Company raised approximately $9.1 million net in net proceeds from the private placement of 5% exchangeable preferred stock (the "Exchangeable Preferred Stock") issued by its wholly-owned subsidiary and convertible into shares of the Company. The Exchangeable Preferred Stock was convertible into Common Stock of ACTV, Inc., beginning January 1, 1997. A preferred stock accretion of $136,659 was recorded and included as minority interest for the three months ended March 31, 1998.

     In November 1998, ACTV issued 5,018 shares of Series B Convertible Preferred Stock, common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of exchangeable preferred stock, which had been issued by a subsidiary of ACTV. The excess of the fair value of this consideration over the carrying value of the convertible preferred stock for which it was issued is included in Minority Interest - Subsidiary Preferred stock dividend and accretion in the accompanying statement of operations. The Series B Preferred had a liquidation preference $1,000.00 per share and paid a dividend, in cash or accumulated and paid in common stock upon conversion, of 10% per annum.

7. The Company made no cash payments of interest or income taxes during the three months ended March 31, 1998 and 1999.


8. ACTV, Inc. has developed proprietary and patented software technologies for two principal business segments, Individualized Television and HyperTV. Individualized Television software provides the tools needed to create live or pre-recorded television programming that individualizes what the viewer sees and hears. The first commercial digital application of Individualized Television will be a subscription television network that presents regional sports programming. HyperTV software enables the simultaneous delivery of streamed video and complementary Internet content. The first commercial application of HyperTV was eSchool Online, designed for the online education market. Currently, all of the Company's revenues are derived from sales of eSchool Online software and related services. The operating segments, Individualized Television and HyperTV, have been determined based on the way the Company's business is managed.

     Information concerning the Company's business segments for the periods ending March 31, 1998 and 1999 are as follows:

                                                      1998                1999
Revenues
Individualized Television                             $    --              $   --
HyperTV                                               361,247             400,794
Unallocated corporate                                      --                  --
                                               ----------------    ----------------
Total                                                $361,247            $400,794
                                               ================    ================
Depreciation & Amortization
Individualized Television                            $164,930            $189,980
HyperTV                                                17,854             144,120
Unallocated Corporate                                 136,310             142,807
                                               ----------------    ----------------
Total                                                $319,094            $476,907
                                               ================    ================

Interest Expense (Income)
Individualized Television                            $163,018            $216,726
HyperTV                                                  (864)              2,281
Unallocated corporate                                  (1,950)            (39,348)
                                               ----------------    ----------------
Total                                                $160,204            $179,659
                                               ================    ================


                                                     1998                1999
Net Loss
Applicable to Common Shareholders
Individualized Television                          $1,076,121          $1,176,232
HyperTV                                               409,270             676,324
Unallocated corporate                               1,286,746           5,527,915
                                              ----------------    ----------------
Total                                              $2,772,137          $7,380,471
                                              ================    ================
Capital Expenditures
Individualized Television                             $16,290            $304,124
HyperTV                                               161,748             350,128
Unallocated corporate                                  91,555              33,762
                                              ----------------    ----------------
Total                                                $269,593            $688,014
                                              ================    ================

Current Assets
Individualized Television                          $2,979,129          $1,201,482
HyperTV                                               773,854             846,245
Unallocated corporate                               2,821,573           2,634,996
                                              ----------------    ----------------
Total                                              $6,574,556          $4,682,723
                                              ================    ================

Total Assets
ACTV Entertainment, Inc.                           $6,076,012          $4,558,158
HyperTV                                             1,064,636           1,458,394
Unallocated corporate                               6,465,393           5,892,614
                                              ----------------    ----------------
Total                                             $13,606,041         $11,909,166
                                              ================    ================

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

        To the extent that the information presented in this report discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others:

        o  the successful and timely development of new products;

        o  market place acceptance of our new products; and

        o the availability of sufficient funding to effect such product development.


        ACTV, including its two principal wholly-owned subsidiaries, ACTV Entertainment, Inc. and HyperTV Networks, Inc. has developed proprietary and patented software technologies that we call Individualized Television and HyperTV(TM). These software technologies enable the creation of interactive programming for both digital television and for applications merging television and the Internet.

               Our Individualized Television software technology provides the tools needed to create live or pre-recorded television programming that individualizes what the viewer sees and hears. The proprietary software can remember all of the choices the viewer keys in with his TV remote control, allowing the television to literally respond to each viewer with tailored programming and advertising content. Using a standard digital remote control, television viewers switch channels seamlessly and instantly among multiple, real-time feeds of live or pre-recorded video, audio and data. Because there is no observed gap between the viewer's selection and the display on the television, viewers do not realize that they have changed channels, but perceive they are watching one channel that is responsive to their choices. In fact, Individualized Television is a multi-channel telecast of several elements of related programming material such as instant replay on demand, an isolation camera on a star player, and statistical data. To receive our individualized programming a viewer needs a standard digital television set-top box that is compatible with our Individualized Television software technology.

               The first commercial digital application of Individualized Television will be a subscription television network that presents regional sports programming. We plan to launch the network in the region served by FOX Sports Southwest. FOX Sports Southwest distributes programming to more than 5 million households in Texas, Louisiana, Arkansas, Oklahoma and nine New Mexico counties. The regional network will feature individualized telecasts of professional sports programming, along with college sporting events from the Big 12, Southeastern, Southland and Western Athletic Conferences. We have an agreement with ATT Broadband (formerly Tele-Communications Inc.), to distribute and market our regional network to its digital television subscribers in Texas. Later, we plan to expand into other regions served by FOX Sports Net.

               ACTV's first national individualized programming will be developed and managed through a joint venture formed in September 1998 with Liberty Media Corporation, called LMC IATV Events, LLC. LMC IATV Events, through an exclusive license from ACTV, has the right to produce and distribute telecasts of major events incorporating our individualized programming enhancements. As consideration for granting such a license, ACTV received a fixed one-third equity interest in the joint venture, with no obligations to make additional capital contributions.

               HyperTV(TM) software technologies enable the simultaneous delivery of streamed video and complementary material available on the World Wide Web directly to personal computer users or television viewers. We announced the introduction of HyperTV(TM) for entertainment applications in March 1999. The first commercial application of HyperTV(TM) was eSchool online, designed for the on-line education market including K-12 classrooms, universities, distance learning programs, and corporations. eSchool software products include content creation software, student and teacher user software, and software for assessing and storing student performance. We also provide clients with Internet content design assistance, the hosting of educational programs on our computer servers, and technical consulting. Currently, all of our revenues are derived from sales to the on-line learning market.

        Since its inception, we have incurred operating losses approximating $79 million related directly to the development and marketing of the Individualized Television and HyperTV.

        It is our belief that we have adequate funding to launch our first regional television network. However, there is no assurance that we will secure the funding necessary to effect additional launches in other regions, or that other factors might not delay or prohibit the successful implementation of the our regional network strategy.


RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended March 31, 1999 and March 31, 1998

        During the three month period ended March 31, 1999, our revenues increased 10.9%, to $400,794, from $361,247 in the three month period ended March 31, 1998. All of our revenues in the first quarter of 1999 and 98% of revenues in first quarter 1998 were derived from sales of our Internet/television convergence product, HyperTV, to the online learning market.

        The cost of sales, as a percentage of sales revenue, in the more recent quarter was 13.7%, compared to 13.2% in the corresponding 1998 quarter.

        Total expenses excluding cost of sales, interest expense, and minority interest - preferred stock dividends and accretion increased approximately 154% in the first quarter of 1999, to $7,069,051, from $2,788,918 in the first quarter of 1998. The increase was principally the result of sign ificantly higher stock appreciation rights (SARs) expense, which was the result of a large increase in the market price of our common stock in the first quarter of 1999. The SAR expense for the three months ended March 31, 1999 was $3,410,824, compared to $63,594 for the three months ended March 31, 1998. Selling and administrative expense also increased in the more recent quarter, to $2,819,848, from $2,043,516, due chiefly to an increase in non-cash compensation.

        Depreciation and amortization expense increased $157,813 in the first quarter of 1999, to $476,907, from $319,094 in the first quarter of 1998, due primarily to increased amortization of HyperTV software development costs.

        We incurred interest expense in the first quarter of 1999 of $230,681, compared to $200,044 in the first quarter of 1998. The interest expense for both periods relates to a note with an original face value of $5 million issued by a subsidiary of ACTV, Inc. in January 1998. The increase in interest expense in the more recent quarter is due mainly to an increase in the note's principal value from payments of interest in kind rather than in cash. In addition, the note was outstanding for the full 1999 quarterly period, compared to only a portion of the 1998 quarterly period.

        Interest income in first quarter of 1999 was $51,022, an increase of 28%, compared with $39,840 in the first quarter of 1998. The increase resulted from higher available cash balances in the more recent period.

        For the three months ended March 31, 1999, we accrued $477,778 for preferred stock dividends and accretion, compared to $0 for the three months ended March 31, 1998. In the three-month period ended March 31, 1998, we accrued $136,659 for minority interest -- subsidiary preferred stock dividends and accretion, related to exchangeable preferred stock issued by a subsidiary of ACTV, Inc. No exchangeable preferred stock was outstanding during the first quarter of 1999. We paid $70,189 in preferred dividends during the first quarter of 1998, by issuing shares of our common stock.

        For the three months ended March 31, 1999, our net loss applicable to common shareholders was $7,380,471 or $.23 per basic and diluted share, an increase of 266% compared to the net loss of $2,772,137 or $.17 per basic and diluted share for the three months ended March 31, 1998. The increase in loss applicable to common shareholders during the more recent quarter was the result principally of higher stock appreciation rights expense in the more recent quarter.


Comparison of Three Month Periods Ended March 31, 1998 and March 31, 1997

        During the three month period ended March 31, 1998, our revenues decreased 60.2%, to $361,247, from $907,944 in the three month period ended March 31, 1997. All but 2% of total revenues in the first quarter 1998 were derived from sales of Internet/television convergence products, compared to the first quarter of 1997, when all revenues were related to television-based education hardware and content.

        The cost of sales, as a percentage of sales revenue, decreased to 13% in the more recent quarter as compared to 31% in the corresponding 1997 quarter. The decrease was the result of the shift in the more recent quarter, as noted above, to the sale of Internet/television convergence products and services, which carry a higher profit margin than our television-based education revenue sources.

        Total expenses excluding cost of sales, interest expense, and minority interest - preferred stock dividends and accretion increased approximately 26%, by $580,247 in the first quarter of 1998, to $2,788,918, from $2,208,671 in the first quarter of 1997. The increase was due principally to increases in stock appreciation rights (SARs) expense and depreciation expense. We recognized an expense related to SARs of $63,594 in the more recent quarter, compared to income in the amount of $277,037 in the first quarter of 1997. The difference of $340,631 was the result of an increase in the price of our common stock during the first quarter of 1998, compared to a price decrease during the first quarter of 1997.

        Depreciation and amortization expense increased $164,521 in the first quarter of 1998 to $319,094, from $154,573 in the first quarter of 1997, due to higher depreciation in the more recent quarter related primarily to our master control facility in Texas, which was completed in the last quarter of 1997.

        We incurred interest expense and accretion in the first quarter of 1998 of $200,204, compared to $0 interest expense and accretion in the first quarter of 1997. The increase was the result of the issuance of debt and associated warrants in January 1998 by a wholly-owned subsidiary of ACTV, Inc. Interest income in the first quarter of 1998 was $39,840, a decrease of 31%, compared with $58,137 in the first quarter of 1997. The decrease resulted from lower available cash balances and prevailing market interest rates in the more recent period.

        For the three months ended March 31, 1998 and the three months ended March 31, 1997, we accrued $136,659 for dividends and $746,542 for dividends and accretions, respectively, related to exchangeable preferred stock issued in August 1996 by one of our wholly-owned subsidiaries, which was accounted for as minority interest. We paid $70,189 and $2,679 in preferred dividends during the first quarter of 1998 and the first quarter of 1997, respectively, by issuing shares of our common stock.

        For the three months ended March 31, 1998, our net loss was $2,772,137 or $.17 per basic and diluted share, an increase of 22% compared to the net loss of $2,271,302 or $.19 per basic and diluted share for the three months ended March 31, 1997. The increase in loss applicable to common shareholders during the more recent quarter was the result of lower gross revenues and higher depreciation expense, stock appreciation rights expense and interest and accretion expense in the more recent quarter.


Liquidity and Capital Resources

        Since its inception, ACTV, Inc. (including its operating subsidiaries) has not generated revenues sufficient to fund its operations, and has incurred operating losses. Through March 31, 1999, we had an accumulated deficit of approximately $79 million. Our cash position on March 31, 1999 was $3,706,938, compared to $5,188,770 on December 31, 1998.

        During the three months ended March 31, 1999, we used $1,618,087 in cash for operations, compared with $2,783,139 for the three months ended March 31, 1998. The decrease in the first quarter 1999 was due principally to changes in assets and liabilities. We met our cash needs in the first quarter of 1999 from the exercise of warrants and options during the quarter and from the remaining proceeds of stock sales during 1998 to private investors totaling $10.8 million. We met our cash needs in the first quarter of 1998 from a series of private placements of our common stock (net proceeds of $1.4 million) with an institutional investor during this period and from the issuance of debt by a wholly-owned subsidiary (net proceeds of $4.7 million).

        With regard to investing activities, in the three months ended March 31, 1999 and 1998, respectively, we used cash of $688,014 and $269,593, respectively. Investing activities in both years were related to television and computer equipment, patents and systems.

        ACTV, Inc.'s balance sheets at March 31, 1999 and December 31, 1998 reflect expense accruals of $4,138,509 and $2,000,062, respectively, related to the Company's stock appreciation rights (SAR) plan. No SARs were exercised for cash during the first quarter of 1999. The accrual at March 31, 1999 is based on the closing market price of the Company's common stock of $11-3/8 on that date for all employees holding stock appreciation rights (SARs), with the exception of Messrs. Samuels, Reese, and Crowley. These executive officers agreed to limit their compensation and the corresponding liability to the Company related to all of their vested stock appreciation rights based on a common stock price of $3-15/16, and further agreed to be paid in unregistered common stock in lieu of cash for all of their vested SARs. As a result of these agreements, the Company's stock appreciation rights expense for the first quarter of 1999 was approximately $3.2 million less than it would have been otherwise.

        During April 1999, we raised approximately $8.6 million in total net proceeds from the private sale of common stock and from the exercise of warrants. In addition, we received commitments for an additional $14 million of funding from a private investor, pursuant to the purchase of unregistered stock and the exercise of warrants.

        During May 1999, we redeemed all of the outstanding Series B Preferred Stock for a total of approximately $5.8 million, which represents a 10% premium above the stock's face value plus accrued dividends. Because the preferred stock was convertible into our common stock at $2.00 per share beginning in November 1999, by redeeming this preferred stock we avoided the possible future issuance of more than 2.8 million shares of common stock.

        We believe that our current funds, taking into account the $8.6 million raised in April and the commitments we have received for $14 million of additional funding, will enable us to finance our operations at their present level for at least the next twelve months. Such belief is based on assumptions that may not materialize, in which case we may require additional capital to finance such operations during this period. While we believe that we have adequate funds to launch and operate our planned southwest regional network, we will need additional funding for regional network expansion.

        During April 1999, we invested approximately $400,000 in computer equipment and related software to build a point of presence for our HyperTV entertainment application. We do not have any additional material contractual commitments for capital expenditures. However, the expansion of our individualized television business into markets beyond the southwest will likely require investments in master control facility equipment for each additional regional network. Similarly, the growth of HyperTV for entertainment applications may require that we expand the capacity of our point of presence or create additional points of presence by further investing in computer equipment and related software.

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


                                                             ACTV, Inc.

                                                             Registrant


Date:  May 14, 1999                          /s/ William C. Samuels
                                             ---------------------------
                                             William C. Samuels
                                             Chairman, Chief Executive Officer
                                             and Director

Date:  May 14, 1999                          /s/ Christopher C. Cline
                                             ---------------------------
                                             Christopher C. Cline
                                             Senior Vice President (principal
                                             financial and accounting officer)