Form 10-Q
period 1999-06-30
ACTV INC /DE/
filed 1999-08-16
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                   ACTV, Inc.
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

(212) 217-1600 (Registrant's telephone number, including area code)
--------------

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------
Common Stock, Par Value $0.10               Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.10 per share

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 13, 1999, there were 41,401,033 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

      ASSETS
                                                                December 31,       June 30,
                                                                    1998*            1999
                                                               -------------    -------------
Current Assets:
      Cash and cash equivalents ............................   $   5,188,770    $  12,355,309
      Receivable from sale of common stock .................              --        5,000,000
      Accounts receivable-net ..............................         501,768          763,935
      Education equipment inventory ........................         110,405           77,231
      Other ................................................         773,613        2,228,908
                                                               -------------    -------------
            Total current assets ...........................       6,574,556       20,425,383
                                                               -------------    -------------
Property and equipment-net .................................       2,365,775        2,533,769
                                                               -------------    -------------
Other Assets:
      Patents and patents pending ..........................         832,336        2,267,135
      Software development costs ...........................       1,098,756        1,413,954
      Goodwill .............................................       2,214,816        2,001,630
      Other ................................................         519,802          413,417
                                                               -------------    -------------
            Total other assets .............................       4,665,710        6,096,136
                                                               -------------    -------------
                  Total ....................................   $  13,606,041    $  29,055,288
                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses ................   $     955,686    $   1,070,198
      Deferred stock appreciation rights ...................       2,000,062        2,843,333
      Preferred dividends payable ..........................         200,305               --
                                                               -------------    -------------
            Total current liabilities ......................       3,156,053        3,913,531
      Long-term notes payable ..............................       4,315,016        4,679,462
      Put warrant ..........................................       1,371,624               --

Shareholders' equity :
      Preferred stock, $.10 par value, 873,890
      shares authorized, issued and outstanding none at
      December 31, 1998, and none at  June 30, 1999 ........              --               --
      Preferred series A stock, $.10 par value, 120,000
      shares authorized, issued and outstanding 56,300 at
      December 31, 1998, and none at  June 30, 1999 ........           5,630               --
      Preferred series B stock, $.10 par value, 6,110
      shares authorized, issued and outstanding 5,018 at
      December 31, 1998, and  none June 30, 1999 ...........       2,805,961               --
      Common stock, $.10 par value, 65,000,000 shares
      Authorized: issued and outstanding 29,759,459 at
      December 31, 1998, 41,280,454 at June 30, 1999 .......       2,975,946        4,128,045
      Additional paid-in capital ...........................      71,068,230      101,209,058
      Loans receivable from stock sales ....................        (199,900)              --
      Accumulated deficit ..................................     (71,892,519)     (84,874,808)
                                                               -------------    -------------
            Total shareholders' equity .....................       4,763,348       20,462,295
                                                               -------------    -------------
                  Total ....................................      13,606,041       29,055,288
                                                               =============    =============

See Notes to Consolidated Financial Statements
* Derived from the Audited Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Six Month Periods              Three Month Periods
                                                        Ended June 30,                  Ended June 30,
                                                    1998            1999            1998            1999
                                                ------------    ------------    ------------    ------------
Revenues:

   Sales revenues ...........................   $    756,660    $    854,507    $    395,413    $    453,713
                                                ------------    ------------    ------------    ------------
        Total revenues ......................        756,660         854,507         395,413         453,713

Costs and expenses:

   Cost of sales ............................        123,389          80,512          75,786          25,732
   Operating expenses .......................        980,627         802,501         617,913         441,033
   Selling and administrative ...............      3,903,848       6,622,575       1,860,332       3,802,727
   Depreciation and amortization ............        514,263         670,174         301,762         299,860
   Amortization of goodwill .................        213,186         213,186         106,593         106,593
   Stock appreciation rights ................        396,279       4,555,649         332,685       1,144,825
                                                ------------    ------------    ------------    ------------
     Total costs and expenses ...............      6,131,592      12,944,597       3,295,071       5,820,770

                                                ------------    ------------    ------------    ------------
Loss from operations ........................     (5,374,932)    (12,090,090)     (2,899,658)     (5,367,057)
                                                ------------    ------------    ------------    ------------

   Interest (income) ........................        (65,321)       (123,849)        (25,481)        (72,827)
   Interest expense .........................        463,977         521,617         263,933         290,936
                                                ------------    ------------    ------------    ------------
      Interest expense (income) - net .......        398,656         397,768         238,452         218,109

   Minority interest - subsidiary
   preferred stock dividends ................        261,950              --         125,291              --
                                                ------------    ------------    ------------    ------------
Net loss ....................................     (6,035,538)    (12,487,858)     (3,263,401)     (5,585,166)
   Preferred stock dividends ................             --         494,431              --          16,655
                                                ------------    ------------    ------------    ------------

Net loss applicable to common shareholders ..   $ (6,035,538)   $(12,982,289)   $ (3,263,401)   $ (5,601,821)
                                                ============    ============    ============    ============

Basic and diluted loss per common share .....   $       (.35)   $       (.36)   $       (.18)   $       (.14)
Weighted average number of common shares
outstanding .................................     17,219,660      35,859,875      18,371,395      39,711,671

See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Six Month Periods               Three Month Periods
                                                            Ended June 30,                   Ended June 30,
                                                         1998            1999            1998            1999
                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
      Net loss applicable to common
      shareholders ...............................   $ (6,035,538)   $(12,982,289)   $ (3,263,401)   $ (5,601,821)
                                                     ------------    ------------    ------------    ------------
Adjustments to reconcile net loss to net
cash used in operations:
      Depreciation and amortization ..............        727,449         883,360         408,355         406,454
      Stock appreciation rights ..................        396,279       4,555,649         332,685       2,384,886
      Amortization and accretion of deferred
        expenses related to debt financing .......        142,074         489,325          89,712         293,847
      Common stock issued for services ...........      1,145,052       4,278,636         849,913       2,799,676
      Common stock issued or reserved for
      preferred dividends ........................        205,090         241,513         134,901         165,593
Changes in operating assets and liabilities:
      Accounts receivable ........................       (477,869)       (262,167)       (263,157)       (210,087)
      Education equipment inventory ..............         33,038          33,175          33,038              --
      Other assets ...............................       (719,642)     (1,437,598)       (650,303)     (1,882,652)
      Accounts payable and accrued expenses ......       (602,359)        114,507         (75,030)       (421,843)
                                                     ------------    ------------    ------------    ------------
Net cash (used in) operating activities ..........     (5,186,426)     (4,085,889)     (2,403,287)     (2,065,946)
                                                     ------------    ------------    ------------    ------------
Cash flows from investing activities:
      Investment in patent & patents pending .....       (227,401)     (1,493,501)       (177,401)     (1,470,324)
      Investment in property and equipment .......       (232,686)       (507,176)        (66,659)        (94,480)
      Investment in systems ......................       (216,846)       (498,800)       (163,280)       (246,658)
                                                     ------------    ------------    ------------    ------------
Net cash (used in) investing activities ..........       (676,933)     (2,499,477)       (407,340)     (1,811,462)
                                                     ------------    ------------    ------------    ------------
Cash flows from financing activities:
      Net proceeds from debt issuance ............      3,306,190              --              --              --
      Preferred stock dividends payable ..........         56,860         115,660          (9,610)       (286,198)
      Net proceeds from put warrant ..............      1,371,624              --              --              --
      Redemption of preferred stock ..............       (565,759)     (5,792,538)             --      (5,792,538)
      Proceeds from sale of common stock .........      2,950,763      19,428,783       1,559,014      18,604,516
                                                     ------------    ------------    ------------    ------------
Net cash provided by financing activities ........      7,119,678      13,751,905       1,549,404      12,525,780
                                                     ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
equivalents ......................................      1,256,319       7,166,539      (1,261,223)      8,648,371
      Cash and cash equivalents,
      beginning of period ........................        554,077       5,188,770       3,071,619       3,706,938
                                                     ------------    ------------    ------------    ------------
      Cash and cash equivalents, end of period ...   $  1,810,396    $ 12,355,309    $  1,810,396    $ 12,355,309
                                                     ============    ============    ============    ============

See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                      Common Stock             Preferred Series A        Preferred Series B       Additional paid-
                  Shares         Amount       Shares        Amount      Shares       Amount        in-capital         Deficit
------------------------------------------------------------------------------------------------------------------------------
Balances
January 1,
1999          29,759,459     $2,975,946       56,300        $5,630       5,018   $2,805,961       $71,068,230    $(71,892,519)
------------------------------------------------------------------------------------------------------------------------------
Issuance of
common
shares         4,059,783        405,978                                                            18,593,996

Issuance of
shares for
services
provided         556,294         55,629                                                             4,023,107

Issuance of
shares in
connection
with
exchange of
preferred
stock          1,061,690        106,169      (56,300)       (5,630)                                (2,392,379)

Issuance of
shares in
connection
with
exercise of
stock
options,
stock
appreciation
rights &
warrants       5,843,228        584,323                                                             9,916,105

Preferred
stock
redemption                                                              (5,018)  (2,805,961)       (2,392,379)

Net loss                                                                                                          (12,487,858)

Preferred
stock
dividends &
accretions                                                                                                           (494,431)
             =================================================================================================================
Balances
June 30,
1999          41,280,454     $4,128,045           --       $    --          --      $    --      $101,209,058    $(84,874,808)
             =================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 and 1999 (UNAUDITED)

1. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. ACTV, Inc.'s balance sheets at June 30, 1999 and December 31, 1998 reflect expense accruals of $2,843,333 and $2,000,062, respectively, related to the company's stock appreciation rights ("SARs") plan. No SARs were exercised for cash during the first half of 1999. The accrual at June 30, 1999 is based on a closing market price of $13 7/8 on that date for all outstanding SARs. In May 1999, Messrs. Samuels, Reese and Crowley agreed to retroactively exercise their vested SARs for unregistered shares of the Company's common stock, based upon the closing price of $3 15/16 on January 4, 1999. As a result the SARs expense for the first half on 1999 is approximately $3.2 million less than it would have been otherwise.

3. In November 1998, ACTV issued 5,018 shares of Series B Convertible Preferred Stock, common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of exchangeable preferred stock, which had been issued by a subsidiary of ACTV. The excess of the fair value of this consideration over the carrying value of the convertible preferred stock for which it was issued is included in Minority Interest - Subsidiary Preferred stock dividend and accretion in the accompanying statement of operations. The Series B Preferred had a liquidation preference of $1,000.00 per share and paid a dividend of 10% per annum, in cash or accumulated and paid in common stock upon conversion.

      During May 1999, the Company redeemed all of the outstanding Series B Preferred Stock for a total of approximately $5.8 million. The preferred stock was convertible into the Company's common stock at $2.00 per share beginning in November 1998. The Company effectively redeemed the preferred stock at an equivalent of $2.20 per common stock share, a price significantly less than the market price at the time of the redemption. The redemption avoided the possible future issuance of more than 2.8 million shares of common stock.

4. In January 1998, the Company's subsidiaries, ACTV Entertainment, Inc., (the "Issuer") and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the Issuer ("Texas Network"), entered into a Note Purchase Agreement, dated as of January 13, 1998 (the "Agreement") with certain private investors (the "Purchasers"). Pursuant to the Agreement, the Purchasers purchased $5.0 million aggregate principal amount notes ("Notes") from the Issuer and Texas Network. The Notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the Notes, the Issuer may, at its option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Notes are secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

      In connection with the purchase of such Notes, the Purchasers received on January 14, 1998 a warrant (the "Warrant") which allowed them, among other rights, to exchange the Warrant for such number of shares of the Company's Common Stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of Common Stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of Common Stock.

      For accounting purposes, the Company allocated approximately $1.4 million to the value of the Warrant, based on a valuation by an investment banker. The Warrant was included outside of Consolidated Shareholders' Equity, due to its cash put feature and the notes were recorded at a value of proceeds received less the value attributed to the warrant. The difference between the recorded value of the Notes and the principal is being amortized as additional interest expense over the life of the Notes. The Warrant was exchanged and exercised for our common stock during the first quarter of 1999.

5. The Company's balance sheet at December 31, 1998 also reflects a contra shareholders' equity amount of $199,900, related to a loan made by the Company to a shareholder in August 1995 that was paid during the first quarter of 1999.

6. The Company made no cash payments of interest or income taxes during the six months ended June 30, 1999 and 1998. However, the Company made cash interest payments in July 1999 of $369,632, related to the $5 million original fair value Notes.

7. ACTV, Inc. has developed proprietary and patented software technologies for two principal business segments, Individualized Television and HyperTV. Individualized Television software provides the tools needed to create live or pre-recorded television programming that individualizes what the viewer sees and hears. The first commercial digital application of Individualized Television will be a subscription television network that features individualized regional telecasts of professional and college sporting events. HyperTV software enables the simultaneous delivery of television video and complementary web content. The first commercial application of HyperTV was eSchool Online, which is designed for the educational market. The company's presentation of the operating segments, Individualized Television and HyperTV, is based on the way the Company manages its business.

     Information concerning the Company's business segments for the six and three-month periods ending June 30, 1998 and 1999 are as follows:

                                                       For the Six months ended         For the Three months ended
                                                    June 30, 1998    June 30, 1999    June 30, 1998    June 30, 1999
Revenues
Individualized Television                           $          --    $          --    $          --    $          --
HyperTV                                                   756,660          854,507          395,413          453,713
Unallocated corporate
                                                    -------------    -------------    -------------    -------------
Total                                               $     756,660    $     854,507    $     395,413    $     453,713
                                                    =============    =============    =============    =============

Depreciation & Amortization
Individualized Television                           $     399,782    $     404,538    $     234,852    $     214,557

HyperTV                                                    55,035          182,782           37,181           38,662
Unallocated Corporate                                     272,632          296,040          136,322          153,234
                                                    -------------    -------------    -------------    -------------
Total                                               $     727,449    $     883,360    $     408,355    $     406,453
                                                    =============    =============    =============    =============

Interest Expense (Income)
Individualized Television                           $     399,356    $     498,747    $     236,339    $     282,021
HyperTV                                                    (1,137)           2,084             (273)            (197)
Unallocated corporate                                         437         (103,063)           2,386          (63,714)
                                                    -------------    -------------    -------------    -------------
Total                                               $     398,656    $     397,768    $     238,452    $     218,110
                                                    =============    =============    =============    =============

Net Loss
Individualized Television                           $  (2,415,648)   $  (2,526,401)   $  (1,339,527)   $  (1,350,169)
HyperTV                                                  (813,082)      (1,275,872)        (403,812)        (599,548)
Unallocated corporate                                  (2,806,808)      (9,180,016)      (1,520,062)      (3,652,104)
                                                    -------------    -------------    -------------    -------------
Total                                               $  (6,035,538)   $ (12,982,289)   $  (3,263,401)   $  (5,601,821)
                                                    =============    =============    =============    =============

Capital Expenditures
Individualized Television                           $     198,680    $     581,213    $     182,390    $     277,089
HyperTV                                                   240,446        1,870,690           78,698        1,520,562
Unallocated corporate                                     237,807           47,574          146,252           13,812
                                                    -------------    -------------    -------------    -------------
Total                                               $     676,933    $   2,499,477    $     407,340    $   1,811,463
                                                    =============    =============    =============    =============
Balance Sheet Accounts as of June 30, 1999 & 1998
Current Assets
Individualized Television                           $   1,687,473    $     655,369
HyperTV                                                   996,617          954,472
Unallocated corporate                                   1,051,638       18,815,542
                                                    -------------    -------------
Total                                               $   3,735,728    $  20,425,383
                                                    =============    =============

Total Assets
ACTV Entertainment, Inc.                            $   4,684,895    $   4,060,028
HyperTV                                                 1,429,341        3,061,521
Unallocated corporate                                   4,453,133       21,933,738
                                                    -------------    -------------
Total                                               $  10,567,369    $  29,055,287
                                                    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since our inception, the primary focus of our operating activities has been to develop patented, proprietary technologies that enable programmers and advertisers to create individualized programming and programming enhancements -- first for television and later also for the emerging area of television/Internet convergence. We call our technologies for the television and television/Internet convergence markets Individualized Television and HyperTV(TM), respectively.

      With respect to Individualized Television, our business plan is to generate future revenues from subscription fees, advertising and fees related to advertising services. We intend to launch in the United States a series of subscription-based, regional, sports television networks. Programming for our networks will be provided by FOX Sports Net, which reaches 72 million homes through 19 regional networks throughout the country. FOX Sports Net will supply us with all of its professional and college sports programming, to which we will add Individualized Television enhancements produced by us. Our license agreement with FOX Sports Net provides that we pay FOX a portion of the net subscriber revenue we receive from cable operators. In addition, we must bear the production costs of additional elements to produce an individualized telecast.

      Having performed tests of Individualized Television during 1998 and 1999 through AT&T Broadband's Dallas cable system, we intend to launch our first network in the region served by FOX Sports Southwest. FOX Sports Southwest programming reaches over 6 million subscriber homes in Texas, Arkansas, Louisiana, Oklahoma and parts of New Mexico. We have an agreement with AT&T Broadband & Internet Services to distribute our southwest regional network and to share subscription fee revenues with us. Since individualized programming relies on software incorporated into digital cable set-top terminals, AT&T Broadband will offer our network to those subscribers who receive its digital cable service.

      With respect to HyperTV(TM), in mid-1997 we launched its first application, for the education market, from which we derived all of our revenues for 1998 and for the six months ended June 30, 1999. We anticipate, however, that the most significant portion of future HyperTV(TM) revenues will come from the entertainment market, where the sources of revenue will be software licensing and program hosting fees, Internet advertising and commerce, and content creation fees. In March 1999, we introduced HyperTV(TM) for entertainment applications. Two months later, we announced our first HyperTV(TM) programming alliance for the consumer market with The Box Music Network, a 24-hour-a-day interactive music television programming network. The Box Music Network is a subsidiary of Viacom Inc.

      We have had minimal revenues to date and have incurred significant operating losses, net losses and negative cash flows from operations since our inception. At June 30, 1999, we had an accumulated deficit of approximately $85 million. We expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

      We were incorporated in Delaware in July 1989, as the successor, by merger to ACTV, Inc., a California corporation, organized in July 1983.

Comparison of Six Month Periods Ended June 30, 1999 and June 30, 1998

      Revenues. During the six month period ended June 30, 1999, our revenues increased 13% to $854,507, from $756,660 in the six month period ended June 30, 1998, due to an increase in sales of HyperTV services. Substantially all of our revenues in both periods were derived from sales to the education market of HyperTV software and related services and computer hardware.

      Total Costs and Expenses. Cost of sales in the six months ended June 30, 1999, was $80,512, a decrease of 35% over cost of sales of $123,389 in the six months ended June 30, 1998. The decrease was the result of a higher proportion of revenues in the more recent period resulting from service fees. Total costs and expenses, excluding cost of sales, in the six months ended June 30, 1999, increased 114%, to $12,864,085, from $6,008,203 in the comparable period in 1998. The increase was due principally to significantly higher stock appreciation rights, which we refer to as SARs expense, which resulted from a large increase in the market price of our common stock in the first six months of 1999. The SARs expense for the six months ended June 30, 1999 was $4,555,649, compared to $396,279 for the six months ended June 30, 1998. Selling and administrative expense also increased in the more recent six months, to $6,622,575, from $3,903,848, due chiefly to an increase in non-cash employee compensation, paid in the form of common stock.

      Interest Expense (Income) -- Net. Interest income in the six months ended June 30, 1999, was $123,849, compared with $65,321 in the six months ended June 30, 1998. The increase was due to higher average cash balances during the more recent period. We incurred interest expense of $521,617 in the six months ended June 30, 1999, compared to interest expense of $463,977 in the six months ended June 30, 1998. Interest expense is related to the $5 million notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due June 30, 1998 and December 31, 1998 in kind rather than in cash.

      Minority Interest -- Subsidiary Preferred Stock Dividends. For the six month period ended June 30, 1999, we had no accrual for or payments of subsidiary preferred stock dividends, compared to accruals of $261,950 for the six months ended June 30, 1998, related to preferred stock issued by a subsidiary of ours, which was accounted for as minority interest. In addition, we paid $205,090 in preferred dividends during the six month period ending June 30, 1998 in the form of our common stock. The subsidiary preferred stock was retired in November 1998 in exchange for a combination of our new preferred stock, common stock and warrants.

      Preferred Stock Dividends. For the six month period ended June 30, 1999, we paid $494,431 in preferred stock dividends, related to our Series B preferred stock, compared to no such preferred dividend payments during the comparable 1998 period. The Series B preferred stock was issued in November 1998.

      Net Loss Applicable to Common Shareholders. For the six months ended June 30, 1999, our net loss applicable to common shareholders was $12,982,289, or $.36 per basic and diluted share, an increase of 115% over the net loss of $6,035,538, or $.35 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent six-month period was the result of higher overall expenses, led by higher stock appreciation rights and selling and administrative costs, as described above

Comparison of Six Month Periods Ended June 30, 1998 and June 30, 1997

      Revenues. During the six month period ended June 30, 1998, our revenues decreased 44% to $756,660, from $1,342,855 in the six month period ended June 30, 1997. Nearly all of our revenues in the more recent six-month period were derived from educational sales of HyperTV software, computer servers, and related services, compared to the comparable 1997 six-month period, when the majority of revenues were related to television-based education hardware and content.

      Total Costs and Expenses. Cost of sales in the six months ended June 30, 1998, was $123,389, a decrease of 65% over cost of sales of $355,440 in the six months ended June 30, 1997. The decrease was the result of the change in the composition of products sold during the six months ended June 30, 1998, as noted above, in favor of Internet products and services, which carry a higher profit margin than our television-based education revenue sources. Total costs and expenses, excluding cost of sales, in the six months ended June 30, 1998, increased 39%, to $6,008,203, from $4,319,129 in the comparable period in 1997. The increase was due to higher operating and selling and administrative expenses associated with our regional network testing in Dallas; higher depreciation and amortization expenses; and higher stock appreciation rights expenses, the result of an increase in the market price of our common stock. Depreciation and amortization expense for the six months ended June 30, 1998, increased 133% to $727,449, from $311,674 for the six months ended June 30, 1997. This increase was due principally to higher depreciation expenses related to our regional network's master control production facility.

      Interest Expense (Income) -- Net. Interest income in the six months ended June 30, 1998, was $65,321, compared with $92,083 in the six months ended June 30, 1997. The decrease was due to lower average cash balances during the more recent period. We incurred interest expense and accretions of $463,977 in the six months ended June 30, 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due June 30, 1998 in kind rather than in cash.

      Minority Interest -- Subsidiary Preferred Stock Dividends. For the six month periods ending June 30, 1998 and June 30, 1997, we accrued $261,950 for dividends and $1,499,394 for dividends and accretion, respectively, related to preferred stock issued by our subsidiary, which was accounted for as minority interest. We paid $205,090 and $1,271,408 in preferred dividends during the six month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

      Net Loss Applicable to Common Shareholders. For the six months ended June 30, 1998, our net loss was $6,035,538, or $.35 per basic and diluted share, an increase of 27% over the net loss of $4,739,025, or $.40 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent six-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

Comparison of Three Month Periods Ended June 30, 1999 and June 30, 1998

      Revenues. During the three month period ended June 30, 1999, our revenues increased approximately 15%, to $453,713, from $395,413 in the three month period ended June 30, 1998. In the more recent quarter, all of our revenues were derived from HyperTV sales, while in the 1998 quarter, we recorded revenues from both HyperTV sales and from television-based education hardware and content.

      Total Costs and Expenses. Cost of sales in the three months ended June 30, 1999 was $25,732, compared to the corresponding 1998 quarter's cost of sales of $75,786. A much higher proportion of revenues in the more recent quarter derived from service fees, resulting in the significant cost of sales decrease. Total costs and expenses, excluding cost of sales, increased approximately 80% for the three months ended June 30, 1999, to $5,795,038, from $3,219,285 for the three months ended June 30, 1998. The increase was due principally to both higher stock appreciation rights, or SARs, expense and selling and administrative expenses in the more recent period. The higher stock appreciation rights expense was related to a proportionately greater increase in the market price for the Company's common stock during the quarter ended June 30, 1999, while the increase in selling and administrative expenses was principally attributable to higher non-cash compensation expense. Depreciation and amortization expense was little changed for the three months ended June 30, 1999, at $406,453, compared to $408,355 in the comparable 1998 quarter.

      Interest Expense (Income) -- Net. Interest income for the three months ended June 30, 1999 was $72,827, compared with $25,481 for the three months ended June 30, 1998. The increase was due to higher average cash balances during the more recent period. We incurred interest expense and accretion of $290,936 in the 1999 quarterly period, compared to interest expense and accretion of $263,933 during the comparable 1998 period. Interest expense is related to the $5 million Notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due June 30, 1998 in kind rather than in cash.

      Minority Interest -- Subsidiary Preferred Stock Dividends. For the three months ended June 30, 1999, we had no accrual for or payment of subsidiary preferred stock dividends, compared to an accrual of $125,291 for subsidiary preferred dividends in the comparable 1998 quarter. In addition, we paid $134,901 in preferred dividends during the three month period ended June 30, 1998 by issuing shares of our common stock. The dividends were related to outstanding preferred stock issued by our subsidiary, which was accounted for as minority interest. The subsidiary preferred stock was retired in November 1998 in exchange for a combination of new ACTV, Inc. preferred stock, common stock, and warrants.

      Net Loss Applicable to Common Shareholders. Our net loss applicable to common shareholders for the three months ended June 30, 1999 increased approximately 72%, to $5,601,821, or $.14 per share, from $3,263,401, or $.18 per share, in the comparable 1998 period, principally due to higher expenses associated with SARs and selling and administrative costs.

Comparison of Three Month Periods Ended June 30, 1998 and June 30, 1997

      Revenues. During the three month period ended June 30, 1998, our revenues decreased approximately 9%, to $395,413, from $434,911 in the three month period ended June 30, 1997. In the more recent quarter, all of our revenues derived from Internet sales, while in the 1997 quarter, we recorded revenues from both HyperTV sales and from television-based education hardware and content.

      Total Costs and Expenses Cost of sales in the three months ended June 30, 1998 was $75,786, compared to corresponding 1997 quarter's cost of sales of $75,949. Our gross margin decreased slightly to 81% in the more recent quarter, from 82% in the corresponding 1997 quarter. Total costs and expenses, excluding cost of sales, increased approximately 53% for the three months ended June 30, 1998, to $3,219,285, from $2,110,458 for the three months ended June 30, 1997.
The increase was due principally to higher stock appreciation rights expense, depreciation and amortization expense, and operating, selling and administrative expenses in the more recent period. The higher stock appreciation rights expense was related to a higher market price for our common stock at June 30, 1998, while the increase in depreciation, amortization, operating, selling and administrative expenses was principally attributable to our regional network testing. Depreciation and amortization expense increased 160% for the three months ended June 30, 1998 to $408,355, from $157,101 in the comparable 1997 quarter. This increase was due principally to higher depreciation expenses related to the regional network's master control production facility.

      Interest Expense (Income) -- Net. Interest income for the three months ended June 30, 1998 was $25,481, compared with $33,946 for the three months ended June 30, 1997. The decrease was due to lower average cash balances during the more recent period. We incurred interest expense and accretions of $263,933 in the 1998 quarterly period, compared to no interest expense during the comparable 1997 period. Interest expense is related to the Notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due June 30, 1998 in kind rather than in cash.

      Minority Interest -- Subsidiary Preferred Stock Dividends. For the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively, we accrued $125,291 for dividends and $750,173 for dividends and accretions, respectively, related to outstanding preferred stock issued by our subsidiary, which was accounted for as minority interest. We paid $134,901 and $18,729 in preferred dividends during the three month periods ending June 30, 1998 and June 30, 1997, respectively, by issuing shares of our common stock.

      Net Loss. Our net loss for the three months ended June 30, 1998 increased approximately 32%, to $3,263,401, or $.18 per share, from $2,467,723, or $.21 per share, in the comparable 1997 period, principally due to higher expenses associated with our regional network test, as noted above.

Liquidity and Capital Resources

      Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through June 30, 1999, we had an accumulated deficit of approximately $85 million. Our cash position on June 30, 1999 was $12,355,309, compared to $5,188,770 on December 31, 1998.
Additionally, the Company received $5 million in cash in July 1999 from common stock sales to a private investor.

      During the six month period ended June 30, 1999, we used $4,085,889 in cash for our operations, compared with $5,186,426 in the six months ended June 30, 1998. Despite the increase in net loss in the more recent period, a higher percentage of this loss was the result of non-cash charges.

      With respect to investing activities, during the six month period ended June 30, 1999 and 1998, we used cash of $2,499,477 and $676,933, respectively. Investing activities in the more recent six-month period were related to the acquisition of a patent and investments in patents pending, computer hardware, and software developments. Investing activities in the 1998 period related to equipment purchases, software development and patents.

      We met our cash needs in the six month period ended June 30, 1999 from sales of common stock to private investors, totaling approximately $9 million, and from the exercise of stock options and warrants, totaling approximately $10.4 million. We met our cash needs in the six-month period ended June 30, 1998 from the proceeds of a $5.0 million principal note financing as well as from private sales of common stock to an institutional investor.

      With respect to other financing activities, for the three and six month periods ended June 30, 1999, we redeemed all of the outstanding Series B preferred stock by paying a total of approximately $5.8 million, which represents a 10% premium above the stock's face value plus accrued dividends. Because the preferred stock was convertible into our common stock at $2.00 per share beginning in November 1999, we effectively redeemed the preferred stock by buying it at an equivalent of $2.20 per common stock share, a price significantly less than the market price of a common stock share at the time of the redemption. The redemption avoided the possible future issuance of more than
2.8 million shares of common stock.

      During the three months ended June 30, 1999, we used $2,065,946 in cash for our operations, compared with $2,403,287 in the comparable 1998 quarter.

      With respect to investing activities, for the three month periods ended June 30, 1999 and 1998, we used cash of $1,811,462 and $407,340, respectively. Investing activities in the more recent quarter related to a patent acquisition, investments in patents pending, software development and equipment purchases. Investing activities in the 1998 quarter were related to patents pending, software development and equipment purchases.

      Our balance sheets at June 30, 1999 and December 31, 1998 reflect expense accruals of $2,843,333 and $396,279, respectively, related to our stock appreciation rights plan.

      In July 1999, we received net proceeds of $5 million from the sale of common stock to a private investor.

      We believe that our current funds, taking into account approximately $5 million dollars in proceeds from an equity financing received in July 1999, will enable us to finance our operations for at least the next twelve months. While we believe that we have adequate funds to launch our first planned regional network, we will need additional funding to launch networks in other regions. We currently have no commitments from lenders or investors at this time, and there is no assurance that we will be able to raise the necessary capital to effect additional regional network launches.

Year 2000 compliance

      The year 2000 issue is the result of computer software that was written with only two digits rather than four digits to represent the year in a date field. Computer hardware and software applications that are date-sensitive may interpret a date presented as "00" to be the year 1900 rather than the year 2000. The result could be system failure or miscalculations causing the disruption of operations.

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

ITEM 2 CHANGES IN SECURITIES  None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES  Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On May 20, 1999 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.    Election of directors:

                                  For           Withheld
      William Samuels         26,926,845         44,863
      William Frank           26,915,170         56,538

2.    To approve the adoption of the Company's 1999 Stock Option Plan.

          For           Against         Abstain
      25,325,428        994,092         652,188

3. To ratify the appointment of Deloitte & Touche, LLP as independent auditors of the Company.

          For           Against         Abstain
      26,922,888         21,658          27,162

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


Date:  August 13, 1999             /s/ William C. Samuels
       ---------------             ----------------------
                                   William C. Samuels
                                   Chairman, Chief Executive Officer
                                   and Director


Date:  August 13, 1999             /s/ Christopher C. Cline
       ---------------             ------------------------
                                   Christopher C. Cline
                                   Senior Vice President (principal financial
                                   and accounting officer)