Form 10-Q
period 1999-09-30
ACTV INC /DE/
filed 1999-11-15
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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


As of November 12, 1999, there were 41,971,330 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS


                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1998*             1999
                                                           -------------      -------------
Current Assets:
      Cash and cash equivalents ..........................      $5,188,770      $12,865,033

      Receivable from sale of common stock ...............            --               --
      Accounts receivable-net ............................         501,768          948,549
      Education equipment inventory ......................         110,405           77,231
      Other ..............................................         773,613        2,191,580
                                                             -------------    -------------
          Total current assets ...........................       6,574,556       16,082,393
                                                             -------------    -------------
Property and equipment-net ...............................       2,365,775        2,770,173
                                                             -------------    -------------
Other Assets:
      Patents and patents pending ........................         832,336        2,242,677
      Software development costs .........................       1,098,756        1,730,839
      Goodwill ...........................................       2,214,816        1,895,037
      Other ..............................................         519,802          403,852
                                                             -------------    -------------
          Total other assets .............................       4,665,710        6,272,405
                                                             -------------    -------------
               Total .....................................   $  13,606,041    $  25,124,971
                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses ..............   $     955,686    $   1,041,352
      Deferred stock appreciation rights .................       2,000,062             --
      Preferred dividends payable ........................         200,305             --
                                                             -------------    -------------
          Total current liabilities ......................       3,156,053        1,041,352
      Long-term notes payable ............................       4,315,016        4,741,402
      Put warrant ........................................       1,371,624             --

Shareholders' equity :
      Preferred stock, $.10 par value, 873,890
      shares authorized, issued and outstanding none at
      December 31, 1998, and none at September 30, 1999 ..            --               --
      Preferred series A stock, $.10 par value, 120,000
      shares authorized, issued and outstanding 56,300 at
      December 31, 1998, and none at September 30, 1999 ..           5,630             --
      Preferred series B stock, $.10 par value, 6,110
      shares authorized, issued and outstanding 5,018 at
      December 31, 1998, and none September 30, 1999 .....       2,805,961             --
      Common stock, $.10 par value, 65,000,000 shares
       Authorized: issued and outstanding 29,759,459 at
       December 31, 1998, 41,546,996 at September 30, 1999       2,975,946        4,154,700
      Additional paid-in capital .........................      71,068,230      103,487,127
      Loans receivable from stock sales ..................        (199,900)            --
      Accumulated deficit ................................     (71,892,519)     (88,299,610)
                                                             -------------    -------------
          Total shareholders' equity .....................       4,763,348       19,342,217
                                                             -------------    -------------
               Total .....................................      13,606,041       25,124,971
                                                             =============    =============

See Notes to Consolidated Financial Statements
* Derived from the Audited Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                            NINE MONTH PERIODS              THREE MONTH PERIODS
                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                             1998           1999            1998           1999
                                         -----------    ------------    ------------    ------------
Revenues:

   Sales revenues ...................   $  1,058,560    $  1,328,961    $    301,900    $    474,454
                                        ------------    ------------    ------------    ------------
      Total revenues ................      1,058,560       1,328,961         301,900         474,454

Costs and expenses:

   Cost of sales ....................        168,934         161,754          45,545          81,240
   Operating expenses ...............      1,718,627       1,418,087         738,000         615,588
   Selling and administrative .......      6,462,024      11,874,979       2,558,176       5,252,404
   Depreciation and amortization ....        810,984       1,038,449         296,721         368,275
   Amortization of goodwill .........        319,779         319,779         106,593         106,593
   Stock appreciation rights ........        455,251       1,950,330          58,972      (2,605,319)
                                        ------------    ------------    ------------    ------------
     Total costs and expenses .......      9,935,599      16,763,378       3,804,007       3,818,781

                                        ------------    ------------    ------------    ------------
Loss from operations ................     (8,877,039)    (15,434,417)     (3,502,107)     (3,344,327)
                                        ------------    ------------    ------------    ------------

   Interest (income) ................       (105,398)       (304,679)        (40,077)       (180,830)
   Interest expense .................        718,220         782,922         254,243         261,305
                                        ------------    ------------    ------------    ------------
      Interest expense (income) - net        612,822         478,243         214,166          80,475

   Minority interest - subsidiary
   preferred stock dividends                 379,161            --          117,211             --
                                        ------------    ------------    ------------    ------------
Net loss ............................     (9,869,022)    (15,912,660)     (3,833,484)     (3,424,802)
   Preferred stock dividends ........           --           494,431            --              --
                                         ------------    ------------    ------------    ------------
Net loss applicable to common
shareholders ........................   $ (9,869,022)   $(16,407,091)   $ (3,833,484)   $ (3,424,802)
                                        ============    ============    ============    ============

Basic and diluted loss per common
share ...............................       $(.51)         $(.47)         $(.16)           $(.08)
Weighted average number of common
shares outstanding ..................     19,309,832      35,154,248      23,422,018      41,430,091


See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         NINE MONTH PERIODS           THREE MONTH PERIODS
                                                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                      1998            1999            1998            1999
                                                                   ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net loss applicable to common
       shareholders .............................................  $ (9,869,022)  $(16,407,091)  $ (3,833,484)  $ (3,424,802)
                                                                   ------------   ------------   ------------   ------------
Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization ..............................     1,130,763      1,358,227        403,314        474,867
     Stock appreciation rights ..................................       455,251      1,950,330         58,972     (2,605,319)
     Amortization and accretion of deferred
       expenses related to debt financing .......................       673,069        740,267        212,071        250,942
     Common stock issued for services ...........................     2,016,023      6,313,480        870,971      2,034,844
     Common stock issued or reserved for
     preferred dividends ........................................        67,034        241,513         10,174           --
Changes in operating assets and liabilities:
     Accounts receivable ........................................      (275,797)      (446,781)       202,072       (184,614)
     Education equipment inventory ..............................        61,209         33,175         28,171           --
     Other assets ...............................................      (327,329)    (1,443,002)       392,313         (5,404)
     Accounts payable and accrued expenses ......................    (1,055,245)      (103,339)      (133,962)      (217,846)
                                                                   ------------   ------------   ------------   ------------
Net cash (used in) operating activities .........................    (7,124,044)    (7,763,221)    (1,789,388)    (3,677,332)
                                                                   ------------   ------------   ------------   ------------
Cash flows from investing activities:
     Investment in patent & patents pending .....................      (534,561)    (1,506,988)      (307,160)       (13,487)
     Investment in property and equipment .......................      (360,180)    (1,032,514)      (127,494)      (525,338)
     Investment in systems ......................................      (573,734)      (857,080)      (356,888)      (358,280)
                                                                   ------------   ------------   ------------   ------------
Net cash (used in) investing activities .........................    (1,468,475)    (3,396,582)      (791,542)      (897,105)
                                                                   ------------   ------------   ------------   ------------
Cash flows from financing activities:
     Net proceeds from debt issuance ............................     3,318,080           --           11,890           --
     Preferred stock dividends payable ..........................       312,137        115,660        107,047           --
     Net proceeds from put warrant ..............................     1,371,624           --             --             --
     Redemption of preferred stock ..............................      (565,759)    (5,792,538)          --             --
     Proceeds from sale of common stock .........................    10,680,214     24,512,944      7,729,451      5,084,161
                                                                   ------------   ------------   ------------   ------------
Net cash provided by financing activities .......................    15,116,296     18,836,066      7,848,388      5,084,161
                                                                   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
equivalents .....................................................     6,523,777      7,676,263      5,267,458        509,724
     Cash and cash equivalents,
     beginning of period ........................................       554,077      5,188,770      1,810,396     12,355,309
                                                                   ------------   ------------   ------------   ------------
     Cash and cash equivalents, end of period ...................  $  7,077,084   $ 12,865,033   $  7,077,854   $ 12,865,033
                                                                   ============   ============   ============   ============



See Notes to Consolidated Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                           Common Stock            Preferred Series A       Preferred Series B     Additional paid-
                         Shares        Amount         Shares      Amount        Shares    Amount       in-capital           Deficit
------------------- ------------- -------------- ----------- ------------ ---------- ------------- ---------------- ----------------
Balances January 1,
1999                 29,759,459    $2,975,946       56,300        $5,630      5,018   $2,805,961     $71,068,230       $(71,892,519)
------------------- ------------- -------------- ----------- ------------ ---------- ------------- ---------------- ----------------
Issuance of
common shares         4,059,783       405,978                                                         18,593,996

Issuance of
shares for
services provided       556,294        55,629                                                          4,023,107

Issuance of
shares in
connection
with exchange of
preferred stock       1,061,690       106,169      (56,300)       (5,630)

Issuance of
shares in
connection
with exercise of
stock options,
stock
appreciation
rights & warrants     6,109,770       610,978                                                         12,284,173

Preferred stock
redemption                                                                   (5,018)  (2,805,961)     (2,392,379)

Net loss                                                                                                                (15,912,660)

Preferred stock
dividends &
accretions                                                                                                                 (494,431)
                    ------------- -------------- ----------- ------------ ---------- ------------- ---------------- ----------------
Balances
September 30, 1999   41,546,996    $4,154,700            -   $         -          -      $     -    $103,487,127       $(88,299,610)
                    ============= ============== =========== ============ ========== ============= ================ ================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 (UNAUDITED)

1. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of a full year's operations. In the opinion of our management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998.

2. Our balance sheets at September 30, 1999 and December 31, 1998 reflect expense accruals of $0 and $2,000,062, respectively, related to our stock appreciation rights, or SARs, plan. No SARs were exercised for cash during the first three quarters of 1999. In May 1999, Messrs. Samuels, Reese and Crowley agreed to retroactively exercise their vested SARs for unregistered shares of our common stock, based upon the closing price of $3 15/16 on January 4, 1999. As a result the SARs expense for the first nine months of 1999 is approximately
      $3.2 million less than it would have been otherwise. In September 1999 all remaining SARs were converted into options that will become apart of our 1999 option plan. This conversion resulted in a current period expense of $1,254,000 with an additional charge of $381,000 to future periods when the corresponding options vest.

3.    In November 1998, we issued 5,018 shares of Series B Convertible
      Preferred Stock, common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of exchangeable preferred stock, which had been issued by a subsidiary of ours. The excess of the fair value of this consideration over the carrying value of the convertible preferred stock for which it was issued is included in Minority Interest - Subsidiary Preferred stock dividend and accretion in the accompanying statement of operations. The Series B Preferred had a liquidation preference of $1,000.00 per share and paid a dividend of 10% per annum, in cash or accumulated and paid in common stock upon conversion.

      During May 1999, we redeemed all of the outstanding Series B
      Preferred Stock for a total of approximately $5.8 million. The preferred stock was convertible into our common stock at $2.00 per share beginning in November 1998. We effectively redeemed the preferred stock at an equivalent of $2.20 per common stock share, a price significantly less than the market price at the time of the redemption. The redemption avoided the possible future issuance of more than 2.8 million shares of common stock.

4. In January 1998, our subsidiaries, ACTV Entertainment, Inc., and The Texas Individualized Television Network, Inc., a wholly-owned subsidiary of the ACTV Entertainment, entered into a Note Purchase Agreement, dated as of January 13, 1998 with certain private investors. Pursuant to this agreement, the investors purchased $5.0 million aggregate principal amount notes from the ACTV Entertainment and Texas Network. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the notes, we may, at our option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The notes are secured by the assets of the Texas Network, and is guaranteed by us.

      In connection with the purchase of such notes, the investors received on January 14, 1998 a warrant which allowed them, among other rights, to exchange the warrant for such number of shares of the our common stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of common stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of common stock.

      For accounting purposes, we allocated approximately $1.4 million to the value of the warrant, based on a valuation by an investment banker. The warrant was included outside of Consolidated Shareholders' Equity, due to its cash put feature and the notes were recorded at a value of proceeds received less the value attributed to the warrant. The difference between the recorded value of the notes and the principal is being amortized as additional interest expense over the life of the notes. The warrant was exchanged and exercised for our common stock during the first quarter of 1999.

5. Our balance sheet at December 31, 1998 also reflects a contra shareholders' equity amount of $199,900, related to a loan made by us to a shareholder in August 1995 that was paid during the first quarter of 1999.

6. We made no cash payments of interest or income taxes during the six months ended June 30, 1999 and 1998. However, we made cash interest payments in July 1999 of $369,632, related to the $5 million original fair value notes.

7. For the three and nine months ended September 30, 1999, we incurred executive compensation expense of $2.1 million and $3.6 million, respectively. Approximately $1.3 million of both the three and nine month totals was non-cash compensation attributable to the exchange of stock options for stock appreciation rights, as described above. An additional component of total compensation expense was approximately $780,000 and $2.3 million for the three and nine month periods, respectively, related to an incentive compensation provision that is based on changes in the market value of our common stock during the twelve-month period ended March 31, 1999. We are accruing the total value of the award in four equal quarterly amounts, beginning March 31, 1999, since it is payable in quarterly installments that are contingent on continued employment of the executive with ACTV. We have paid approximately $1.7 million, or 75% of this award in the form of our unregistered common stock.

8. We have developed proprietary and patented software technologies for two principal business segments, Individualized Television and HyperTV. Individualized Television software provides the tools needed to create live or pre-recorded television programming that individualizes what the viewer sees and hears. We have recorded revenues related to Individualized Television, applications of which we expect to distribute both nationally and regionally in the U.S. HyperTV software enables the simultaneous delivery of television video and complementary web content. HyperTV is targeted at both the entertaiment and education markets. Our presentation of the operating segments, Individualized Television and HyperTV, is based on the way we manage our business.



Information concerning our business segments for the nine and three-month periods ending September 30, 1998 and 1999 are as follows:

                                                  FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                         ------------------    ------------------    ------------------    ------------------
REVENUES
Individualized Television                   $           -           $        -          $          -           $         -
HyperTV                                         1,058,560            1,328,961               301,900               474,454
Unallocated corporate
                                         ------------------    ------------------ -- ------------------    ------------------
Total                                        $  1,058,560         $  1,328,961              $301,900          $    474,454
                                         ==================    ================== == ==================    ==================

     DEPRECIATION & AMORTIZATION
     Individualized Television ............................  $    550,345   $    636,275   $    150,563   $    214,557
     HyperTV ..............................................       172,139        280,994        117,104         98,212
     Unallocated Corporate ................................       408,280        440,959        135,648        144,919
                                                             ------------   ------------   ------------   ------------
     Total ................................................  $  1,130,764   $  1,358,228   $    403,315   $    474,868
                                                             ============   ============   ============   ============

     INTEREST EXPENSE (INCOME)
     Individualized Television ............................  $    642,750   $    756,011   $    243,394   $    257,264
     HyperTV ..............................................        (3,681)         1,502         (2,544)          (582)
     Unallocated corporate ................................       (26,247)      (279,270)       (26,684)      (176,207)
                                                             ------------   ------------   ------------   ------------
     Total ................................................  $    612,822   $    478,243   $    214,166   $     80,475
                                                             ============   ============   ============   ============

     NET LOSS
     Individualized Television ............................  $ (3,899,877)  $ (4,389,478)  $ (1,484,229)  $ (1,863,077)
     HyperTV ..............................................    (1,348,185)    (2,280,182)      (535,103)    (1,004,310)
     Unallocated corporate ................................    (4,620,961)    (9,737,431)    (1,814,153)      (557,415)
                                                             ------------   ------------   ------------   ------------
     Total ................................................  $ (9,869,022)  $(16,407,091)  $ (3,833,484)  $ (3,424,802)
                                                             ============   ============   ============   ============

     CAPITAL EXPENDITURES
     Individualized Television ............................  $    597,115   $  1,014,606   $    398,435   $    433,393
     HyperTV ..............................................       308,355      2,313,755         67,909        443,065
     Unallocated corporate ................................       563,005         68,220        325,198         20,646
                                                             ------------   ------------   ------------   ------------
     Total ................................................  $  1,468,475   $  3,396,581   $    791,542   $    897,104
                                                             ============   ============   ============   ============
     Balance Sheet Accounts as of September 30, 1999 & 1998
     CURRENT ASSETS
     Individualized Television ............................  $    608,911   $    404,949
     HyperTV ..............................................       882,390      1,370,749
     Unallocated corporate ................................     7,010,108     14,306,696
                                                             ------------   ------------
     Total ................................................  $  8,501,409   $ 16,082,393
                                                             ============   ============

     TOTAL ASSETS
     ACTV Entertainment, Inc. .............................  $  3,755,066   $  3,996,715
     HyperTV ..............................................     1,269,369      3,822,650
     Unallocated corporate ................................    10,591,185     17,305,606
                                                             ------------   ------------
     Total ................................................  $ 15,615,619   $ 25,124,971
                                                             ============   ============


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

         We derived all of our revenues for 1998 and for the nine months ended September 30, 1999 from although substantially all of our HyperTV revenues to date have come from the education market we anticipate, that the most significant portion of future HyperTV revenues will come from the entertainment market, for which we introduced a HyperTV application earlier this year. We subsequently entered into HyperTV programming alliances for this market with The Box Music Network, Showtime, and New Line Television. We expect the sources of revenue from the entertainment market to be software licensing and program hosting fees, Internet advertising and commerce, content creation fees, and data management services.

         With respect to Individualized Television, our business plan is to generate future revenues from subscription fees, advertising and fees related to advertising services. For national distribution of Individualized Television, we have formed a joint venture, LMC IATV Events, LLC, with Liberty Digital, a subsidiary of Liberty Media Corporation. LMC expects to license the rights to produce individualized telecasts of marquee sports and other events. LMC IATV Events entered into an agreement in November 1999 with Viewer's Choice, LLC to distribute individualized event programming on a pay-per-view basis to a national audience. Viewers Choice is the premier distributor of pay-per-view programming in the United States.

         For regional applications of Individualized Television, we intend to launch a series of sports television networks in different regions of the United States. Programming for our networks will be provided by FOX Sports Net, which reaches 72 million homes through 19 regional networks across the country. FOX Sports Net will supply us with its professional and college sports programming, to which we will add Individualized Television enhancements produced by us. Our license agreement with FOX Sports Net provides that we pay FOX a portion of the net subscriber revenue we receive from cable operators. In addition, we must bear the production costs of additional elements to produce an individualized telecast.

         Having performed tests of Individualized Television during 1998 and 1999 through the Dallas cable system of AT&T Broadband & Internet Services (formerly TCI Cable), we intend to launch our first network in the region served by FOX Sports Net Southwest. FOX Sports Net Southwest programming reaches over 6 million subscriber homes in Texas, Arkansas, Louisiana, Oklahoma and parts of New Mexico. We have an agreement with AT&T Broadband to distribute our southwest regional network and to share subscription fee revenues with us. Since individualized programming relies on software incorporated into digital cable set-top terminals, AT&T Broadband will offer our network to those subscribers who receive its digital cable service. We intend to enter into similar distribution agreements with other cable operators who are deploying digital service in their systems.

         We have had minimal revenues to date and have incurred significant operating losses, net losses and negative cash flows from operations since our inception. At September 30, 1999, we had an accumulated deficit of approximately $88 million. We expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

         We were incorporated in Delaware in July 1989, as the successor, by merger to ACTV, Inc., a California corporation, organized in July 1983.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         REVENUES. During the nine month period ended September 30, 1999, our revenues increased 26% to $1,328,961, from $1,058,560 in the nine month period ended September 30, 1998, due to an increase in sales of HyperTV services. Substantially all of our revenues in both periods were derived from sales to the education market of HyperTV software and related services and computer hardware.

         TOTAL COSTS AND EXPENSES. Cost of sales in the nine months ended September 30, 1999, was $161,754, a decrease of 4% over cost of sales of $168,934 in the nine months ended September 30, 1998. The decrease was the result of a higher proportion of revenues in the more recent period that were derived from service fees. Total costs and expenses, excluding cost of sales, in the nine months ended September 30, 1999, increased 67%, to $16,601,624, from $9,766,665 in the comparable period in 1998. The increase was due principally to higher selling and administrative and stock appreciation rights, or SARs, expenses. Selling and administrative expense increased in the more recent nine months, to $11,874,979, from $6,462,024, due chiefly to an increase in non-cash employee compensation. The SARs expense for the nine months ended September 30, 1999 was $1,950,330, compared to $455,251 for the nine months ended September 30, 1998. The increase in SARs expense resulted from the exercises of SARs during 1999 at higher market prices for ACTV's common stock than the market price used to calculate SARs expense for the nine months ended September 30, 1998. In September 1999, we exchanged all of our outstanding SARs for stock options with the same exercise prices and vesting dates. To account for this exchange, we simultaneously incurred non-cash compensation expense of $1,254,000 as a component of selling and administrative expense and non-cash income of $2,605,319 from the elimination of our liability related to SARs. Additionally the Company incurred a $254,000 non-cash charge to Deferred Expenses for those SARs that have not vested. Depreciation and amortization expense increased 20% in the nine months ended September 30, 1999, to $1,358,228, from $1,130,763 in the comparable 1998 period. The increase was due to computer server hardware and patent asset acquisitions during the nine months ended September 30, 1999, resulting in higher depreciable and amortizable bases as compared to the 1998 nine-month period.

         INTEREST EXPENSE (INCOME) -- NET. Interest income in the nine months ended September 30, 1999, increase 289%, to $304,679, compared with $105,398 in the nine months ended September 30, 1998. The increase was due to higher average cash balances during the more recent period. We incurred interest expense of $782,922 in the nine months ended September 30, 1999, compared to interest expense of $718,220 in the nine months ended September 30, 1998. Interest expense is related to the $5 million notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due September 30, 1998 and December 31, 1998 in kind rather than in cash.

         MINORITY INTEREST -- SUBSIDIARY PREFERRED STOCK DIVIDENDS. For the nine-month period ended September 30, 1999, we had no accrual for or payments of subsidiary preferred stock dividends, compared to accruals of $379,161 for the nine months ended September 30, 1998, related to preferred stock issued by a subsidiary of ours, which was accounted for as minority interest. In addition, we paid $312,137 in preferred dividends during the nine-month period ending September 30, 1998 in the form of our common stock. The subsidiary preferred stock was retired in November 1998 in exchange for a combination of our new preferred stock, common stock and warrants.

         PREFERRED STOCK DIVIDENDS. For the nine-month period ended September 30, 1999, we paid $494,431 in preferred stock dividends, related to our Series B preferred stock, compared to no such preferred dividend payments during the comparable 1998 period. The Series B preferred stock, which was issued in November 1998, was redeemed in full in May 1999.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. For the nine months ended September 30, 1999, our net loss applicable to common shareholders was $16,407,091 or $.47 per basic and diluted share, an increase of 66% over the net loss of $9,869,022, or $.51 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent nine-month period was the result of higher overall expenses, led by higher selling and administrative and stock appreciation rights expenses, as described above.

COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         REVENUES. During the nine-month period ended September 30, 1998, our revenues decreased 31% to $1,058,560, from $1,534,295 in the nine-month period ended September 30, 1997. Nearly all of our revenues in the more recent nine-month period were derived from educational sales of HyperTV software, computer servers, and related services, compared to the comparable 1997 nine-month period, when the majority of revenues were related to television-based education hardware and content.

         TOTAL COSTS AND EXPENSES. Cost of sales in the nine months ended September 30, 1998, was $168,934, a decrease of 61% over cost of sales of $434,287 in the nine months ended September 30, 1997. The decrease was the result of the change in the composition of products sold during the nine months ended September 30, 1998, as noted above, in favor of Internet products and services, which carry a higher profit margin than our television-based education revenue sources. Total costs and expenses, excluding cost of sales, in the nine months ended September 30, 1998, increased 63%, to $9,766,665, from $6,000,435 in the comparable period in 1997. The increase was due to higher operating and selling and administrative expenses associated with our regional network testing in Dallas; higher depreciation and amortization expenses; and higher stock appreciation rights expenses, the result of an increase in the market price of our common stock. Depreciation and amortization expense for the nine months ended September 30, 1998, increased 440% to $810,984, from $150,210 for the nine months ended September 30, 1997. This increase was due principally to higher depreciation expenses related to our regional network's master control production facility and to the amortization of software development costs in the more recent period.

         INTEREST EXPENSE (INCOME) -- NET. Interest income in the nine months ended September 30, 1998, was $105,398, compared with $103,239 in the nine months ended September 30, 1997. We incurred interest expense and accretions of $718,220 in the nine months ended September 30, 1998, compared to no interest expense during the comparable 1997 period. Interest expense is related to the $5 million principal value notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due September 30, 1998 in kind rather than in cash.

         MINORITY INTEREST -- SUBSIDIARY PREFERRED STOCK DIVIDENDS. For the nine-month periods ending September 30, 1998 and September 30, 1997, we accrued $379,161 for dividends and $2,245,435 for dividends and accretion, respectively, related to preferred stock issued by our subsidiary, which was accounted for as minority interest. We paid $379,161 and $2,245,435 in preferred dividends during the nine-month periods ending September 30, 1998 and September 30, 1997, respectively, by issuing shares of common stock of ACTV, Inc.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. For the nine months ended September 30, 1998, our net loss was $9,869,022, or $.51 per basic and diluted share, an increase of 40% over the net loss of $7,042,623, or $.57 per basic and diluted share, incurred in the prior year's comparable period. The increase during the more recent nine-month period was the result of higher overall expenses, led by higher stock appreciation rights and depreciation and amortization expenses, coupled with lower total revenues.

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30,
1998

         REVENUES. During the three-month period ended September 30, 1999, our revenues increased approximately 57%, to $474,454, from $301,900 in the three-month period ended September 30, 1998. All of our revenues for both quarterly periods were derived from HyperTV sales.

         TOTAL COSTS AND EXPENSES. Cost of sales in the three months ended September 30, 1999 was $81,240, compared to the corresponding 1998 quarter's cost of sales of $45,545. A much higher proportion of revenues in the more recent quarter derived from service fees, resulting in the cost of sales decrease. Total costs and expenses, excluding cost of sales remained approximately the same for the three months ended September 30, 1999, at $3,737,541, compared to $3,758,462 for the three months ended September 30, 1998. In the more recent quarter, much higher selling and administrative expenses were offset by SARs income. During the 1999 quarter, we exchanged all of our outstanding SARs for stock options with the same exercise prices and vesting dates. To account for this exchange, we simultaneously incurred non-cash compensation expense of $1,254,000 as a component of selling and administrative expense and non-cash income of $2,605,319 from the elimination of our liability related to SARs. Additionally the Company incurred a $254,000 non-cash charge to Deferred Expenses for those SARs that have not vested. Depreciation and amortization expense increased 18% for the three months ended September 30, 1999, to $474,868, compared to $403,314 in the comparable 1998 quarter. The increase was due to computer server hardware and patent asset acquisitions during 1999, resulting in higher depreciable and amortizable bases for the 1999 quarter.

         INTEREST EXPENSE (INCOME) -- NET. Interest income for the three months ended September 30, 1999 was $180,830, an increase of 451% compared to $40,077 for the three months ended September 30, 1998. The increase was due to higher average cash balances during the more recent period. We incurred interest expense and accretion of $261,305 in the 1999 quarterly period, compared to interest expense and accretion of $254,243 during the comparable 1998 period. Interest expense is related to the $5 million Notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due September 30, 1998 in kind rather than in cash.

         MINORITY INTEREST -- SUBSIDIARY PREFERRED STOCK DIVIDENDS. For the three months ended September 30, 1999, we had no accrual for or payment of subsidiary preferred stock dividends, compared to an accrual of $117,211 for subsidiary preferred dividends in the comparable 1998 quarter. In addition, we paid $107,047 in preferred dividends during the three-month period ended September 30, 1998 by issuing shares of our common stock. The dividends were related to outstanding preferred stock issued by our subsidiary, which was accounted for as minority interest. The subsidiary preferred stock was retired in November 1998 in exchange for a combination of new ACTV, Inc. preferred stock, common stock, and warrants.

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS. Our net loss applicable to common shareholders for the three months ended September 30, 1999 decreased approximately 11%, to $3,424,802, or $.08 per share, from $3,833,484, or $.16 per share, in the comparable 1998 period, principally due to higher sales, SARs income and interest income that more than offset an increase in selling and administrative expenses.

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30,
1997

         REVENUES. During the three-month period ended September 30, 1998, our revenues increased approximately 58%, to $301,900, from $191,400 in the three-month period ended September 30, 1997. In the 1998 quarter, all of our revenues derived from HyperTV sales, compared to the 1997 quarter, in which we recorded revenues from both HyperTV sales and from television-based education hardware and content.

TOTAL COSTS AND EXPENSES Cost of sales in the three months ended September 30, 1998 was $45,545, compared to corresponding 1997 quarter's cost of sales of $78,847. The difference was due to the relatively higher gross margins of our HyperTV products. Total costs and expenses, excluding cost of sales, increased approximately 124% for the three months ended September 30, 1998, to $3,758,462, from $1,681,306 for the three months ended September 30, 1997. The increase was due principally to higher operating, selling and administrative expenses and depreciation and amortization expense in the more recent period. The increases were principally related to our Southwest regional network. Depreciation and amortization expense increased 474% for the three months ended September 30, 1998 to $296,721, from $51,722 in the comparable 1997 quarter. This increase was due principally to higher depreciation expenses related to the regional network's master control production facility.

         INTEREST EXPENSE (INCOME) -- NET. Interest income for the three months ended September 30, 1998 was $40,077, compared with $11,156 for the three months ended September 30, 1997. The increase was due to higher average cash balances during the more recent period. We incurred interest expense and accretions of $254,243 in the 1998 quarterly period, compared to no interest expense during the comparable 1997 period. Interest expense is related to the Notes issued in January 1998 by a subsidiary of ours. We chose to pay the interest due September 30, 1998 in kind rather than in cash.

         MINORITY INTEREST -- SUBSIDIARY PREFERRED STOCK DIVIDENDS. For the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively, we accrued $117,211 for dividends and $746,041 for dividends and accretions, respectively, related to outstanding preferred stock issued by our subsidiary, which was accounted for as minority interest. We paid $117,211 and $746,041 in preferred dividends during the three-month periods ending September 30, 1998 and September 30, 1997, respectively, by issuing shares of our common stock.

         NET LOSS. Our net loss for the three months ended September 30, 1998 increased approximately 66%, to $3,833,484, or $.16 per share, from $2,303,598, or $.17 per share, in the comparable 1997 period, principally due to higher expenses associated with our regional network, as noted above.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through September 30, 1999, we had an accumulated deficit of approximately $88 million. Our cash position on September 30, 1999 was $12,865,033, compared to $5,188,770 on December 31, 1998.

         During the nine-month period ended September 30, 1999, we used $7,763,221 in cash for our operations, compared with $7,124,044 in the nine months ended September 30, 1998. Despite the increase in net loss in the more recent period, a higher percentage of this loss was the result of non-cash charges.

         With respect to investing activities, during the nine-month period ended September 30, 1999 and 1998, we used cash of $3,396,582 and $1,468,475, respectively. Investing activities in the more recent nine-month period were related to the acquisition of a patent and investments in patents pending, computer hardware, and software developments. Investing activities in the 1998 period related to equipment purchases, software development and patents.

         We met our cash needs in the nine-month period ended September 30, 1999 from sales of common stock to private investors, totaling approximately $14 million, and from the exercise of stock options and warrants, totaling approximately $10.4 million. We met our cash needs in the nine-month period ended September 30, 1998 from the proceeds of a $5.0 million principal note financing as well as from private sales of common stock to an institutional investor.

         With respect to other financing activities, in May 1999 we redeemed all of the outstanding Series B preferred stock by paying a total of approximately $5.8 million, which represents a 10% premium above the stock's face value plus accrued dividends. Because the preferred stock was convertible into our common stock at $2.00 per share beginning in November 1999, we effectively redeemed the preferred stock by buying it at an equivalent of $2.20 per common stock share, a price significantly less than the market price of a common stock share at the time of the redemption. The redemption avoided the possible future issuance of more than 2.8 million shares of common stock.

         During the three months ended September 30, 1999, we used $3,677,332 in cash for our operations, compared with $1,789,388 in the comparable 1998 quarter.

         With respect to investing activities, for the three-month periods ended September 30, 1999 and 1998, we used cash of $897,105 and $791,542, respectively. Investing activities in the more recent quarter related to investments in patents pending, software development and equipment purchases. Investing activities in the 1998 quarter were related to patents pending, software development and equipment purchases.

         We believe that our current funds will enable us to finance our operations for at least the next twelve months. While we believe that we have adequate funds to launch our first planned regional network, we will need additional funding to launch networks in other regions. We currently have no commitments from lenders or investors at this time, and there is no assurance that we will be able to raise the necessary capital to effect additional regional network launches.

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

Date:      November 12, 1999                     /s/ William C. Samuels
           -----------------                     -----------------------------
                                                 William C. Samuels
                                                 Chairman, Chief Executive Officer
                                                 and Director

Date:      November 12, 1999                     /s/ Christopher C. Cline
           -----------------                     -----------------------------
                                                 Christopher C. Cline
                                                 Senior Vice President (principal financial
                                                 and accounting officer)
