Form 10-K
period 1999-12-31
ACTV INC /DE/
filed 2000-03-20
CIK 854152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended December 31, 1999

                                   ACTV, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-2907258
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

         1270 AVENUE OF THE AMERICAS
             NEW YORK, NEW YORK                                    10020
  (Address of principal executive offices)                      (Zip Code)

(212) 217-1600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 16, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $30.06 on March 16, 2000) was $1,202,428,391.

    As of March 16, 2000, there were 47,147,838 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    This annual report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward looking statements. ACTV, Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

                               INTRODUCTORY NOTE

    The term "Company" used herein refers to ACTV, Inc. and its subsidiaries ACTV Entertainment, Inc. and HyperTV Networks, Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We are a digital media company that has developed proprietary technologies, called Individualized Television and HyperTV. Individualized Television enables television programmers and advertisers to create individualized programming for digital television. HyperTV enhances standard television content with information and interactivity delivered through the Internet. We believe that Individualized Television is the only technology that enables viewers to instantly and seamlessly customize their viewing experiences. HyperTV is one of the first technologies to provide synchronized delivery of television programming and Internet content.

INDUSTRY BACKGROUND

    INDIVIDUALIZED TELEVISION

    Although television programming is produced for national, regional and local audiences, it has not been commercially exploited as an individualized services medium. According to Paul Kagan Associates, Inc., Carmel, CA, over 97% of U.S. households have televisions and approximately 69% of those households subscribe to cable television services. We do not believe that there is currently any television service, widely available to consumers, providing individualized programming. Historically, two factors have limited development of individualized programming: (1) the shortage of channel capacity in a typical cable system and (2) the lack of digital technology available to provide such individualized services. However, advances in digital transmission and set-top box technology have begun to eliminate these barriers to providing individualized programming.

    The development of compression technology and the digital transmission of television signals allows for the transmission of a greater number of channels with better audio and video quality. The resulting expansion of channel capacity allows a cable or Direct Broadcast Satellite ("DBS") broadcaster to offer a wider variety of programming choices, including individualized programming. Traditional analog cable systems typically offer a limited number of programming channels. Current digital compression technology, however, allows the conversion of each analog channel into as many as twelve digital channels of programming. Many major U.S. cable operators are therefore converting significant portions of their systems from analog to digital.

    The technology necessary to provide individualized services will become increasingly available as cable subscribers have increased access to digital set-top boxes. Kagan estimates that nearly 5.1 million U.S. cable subscribers had digital set-top boxes at year-end 1999, projecting the number to grow to approximately 28 million in 2003, and 47 million in 2008. We believe that sales of digital set-top boxes will increase rapidly as prices decrease. Forrester Research, Inc. estimates that prices for digital set-top boxes will decline from $400 to $200 by 2001 as chip vendors reduce the cost of the decoders and tuners that are the main components of the set-top boxes.

    DBS is a digital television transmission system. We believe that in the future our Individualized Television service may expand to DBS platforms. Kagan has estimated that DBS had approximately 11 million subscriber households at the end of 1999, and projects an increase in this number to approximately
15 million in 2003, and 18 million in 2008.

    Advertising represents a critical application of Individualized Television programming. According to Veronis Suhler & Associates, advertisers spent approximately $48.5 billion on television advertising in the United States in 1998. Although traditional television broadcasting, cable and DBS systems do not provide an integrated means for viewers to respond to programs and advertisements, the Direct Marketing Association, Inc. ("DMA") estimates that approximately $105.8 billion of goods and services were purchased through direct response television programming and advertising in 1999. The DMA predicts that this amount will grow to approximately $159.8 billion in 2004. (Reprinted from Economic Impact: US Direct & Interactive Marketing Today 1999 with permission from the Direct Marketing Association, Inc.) Many advertisers are using television advertisements to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, causing advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, immediate, inexpensive and automated method enabling them to participate in television commerce.

    We believe that sports programming also represents a compelling application of Individualized Television. Participatory and spectator sports are among the leading pastimes in the United States, as evidenced by the popularity of sports media and the amount of money consumers spend on sports events, products and related services. Further, according to industry sources, sports television programming in the United States consistently draws large audiences, with sports broadcasts comprising five of the top ten most widely viewed broadcasts since 1960. According to Kagan, in 1998, broadcast network sports television programming attracted $3.7 billion in advertising. In addition, the Sporting Goods Manufacturers Association estimates that sales (wholesale value) in the United States of sports equipment, athletic footwear and sports apparel reached $45.6 billion in 1998.

    HYPERTV

    The Internet has grown rapidly over the past several years and is now a medium used by millions of people for entertainment, education, e-commerce and multimedia content. Jupiter Communications projects that by 2001, more than 50 million U.S. households will have Internet connectivity, and by 2002, the on-line population will rival that of U.S. consumers of cable television and newspapers at 62 million. In addition, The National Center for Education Statistics estimates that over 80% of public schools have access to the Internet. We believe such rapid growth is attributable mainly to the increasing number of personal computers, technological innovations providing easier, faster and cheaper access to the Internet and the proliferation of content and services available on the Internet. Growing use of the Internet and the World Wide Web has created opportunities for television content providers and their advertising customers to reach and interact with millions of Internet users.

    The increasing popularity of the Internet and the established popularity of television have led a growing number of home computer users to simultaneously access Internet content while they watch television. Over half of all PCs in US households, or 22.6 million, are in the same room as a television and of those, nearly all, or 21.8 million, use the television and PC simultaneously at least some of the time, according to Media Metrix.

    Due to its interactive nature, the Internet is an emerging medium that competes with traditional television because of its ability to provide customized, targeted programming and advertising to consumers and to generate cost-effective results for certain advertisers. According to Jupiter Communications, approximately 45% of Internet users maintain that they watch less television because of time spent on-line. To combat this migration and gain on-line market share, broadcasters and cable programmers have begun and are expected to continue promoting companion on-line programming during shows and using commercial airtime to drive viewers to far more lucrative on-line programming. We believe we are well positioned to take advantage of this shift in consumer media consumption and that the convergence of television and Internet content promises significant opportunities for enhanced entertainment programming.

    We believe that the opportunities for television programmers to generate additional advertising revenues are increasing due to the growing recognition by advertisers of the potential advantages of Internet-based advertising over advertising in traditional media. Unlike radio, television and print, the Internet is highly interactive, creating enhanced opportunities for advertisers to focus their marketing efforts on specific user groups to directly distribute targeted information to consumers on an individualized basis and to receive timely feedback from customers and potential customers. Forrester Research estimates that the amount of Web advertising worldwide will grow from $3.3 billion in 1999 to over $33.1 billion by the year 2003. Additionally, as merchants take advantage of the Internet to deliver a guided selling experience on-line, integrating intelligent product recommendations, real-time customer service and simplified buying procedures, more consumers are expected to engage in e-commerce. International Data Corporation estimates that the number of consumers making purchases on the Web will grow from 30.8 million in 1998 to
182.6 million in 2003 and that the total value of consumer goods and services purchased over the Web will increase from $14.9 billion to $177.7 billion over the same five-year period. The combination of growth in on-line advertising and e-commerce enhances the Internet's value as a commerce medium.

OUR BUSINESS STRATEGY

    INDIVIDUALIZED TELEVISION

    One of our business objectives is to make Individualized Television a leading application for digital television by achieving widespread use of Individualized Television programming in all programming genres and advertising. Our strategies for accomplishing this objective include:

    - PROMOTE NATIONAL AWARENESS OF INDIVIDUALIZED TELEVISION THROUGH OUR LIBERTY MEDIA AND IN DEMAND JOINT VENTURES. LMC IATV Events LLC, our joint venture with Liberty Media, plans to license and produce individualized national or international marquee pay-per-view events, including sports, musical, theatrical and news events. Through LMC IATV's venture with iN DEMAND, we expect to showcase Individualized Television to a national audience leveraging iN DEMAND's marketing and distribution capabilities.

    - DEVELOP TARGETED ADVERTISING SERVICES THROUGH DIGITAL ADCO, INC. We believe that advertisers are looking for more efficient ways to reach their targeted audiences. We have created a company with Motorola Broadband Communications Sector, formerly General Instrument Corporation, to develop applications that will enable the digital television industry to provide this efficiency to advertisers. The company, called Digital ADCO, Inc., will provide the means for television distributors to insert advertisements into a digital programming stream without noticeable interruption and deliver to their viewers targeted commercial messages based on demographic or geographic information or on the viewers' purchase behavior. Both we and Motorola Broadband have licensed certain of our intellectual property to the company, and have contributed management personnel and technical knowledge to launch the business. In addition, Motorola Broadband has made a $5 million capital commitment to the company.

    - FOCUS INITIALLY ON SPORTS PROGRAMMING DELIVERED THROUGH PAY-PER-VIEW EVENTS AND REGIONAL NETWORKS. We believe that the features available through Individualized Television for sports telecasts, such as a different view of the action, highlight packages, statistics or instant replays will lead viewers to associate Individualized Television with a distinctive experience and result in rapid consumer acceptance of our service, products and technology. In addition, focusing on sports programming is more cost-efficient than a more diverse programming line-up, enabling us to attain profitability with a relatively smaller subscriber base.

    - GAIN BROAD DISTRIBUTION OF INDIVIDUALIZED TELEVISION. We intend to gain broad distribution of Individualized Television through digital distribution systems, including cable, DBS and eventually broadcast television, by concentrating our efforts on the following activities:

       - TARGETING CABLE OPERATORS WITH SIGNIFICANT DIGITAL SYSTEMS. Initially, we plan to distribute our programming through cable systems that currently offer, or have indicated they will soon be offering, digital set-top boxes to their subscribers.

       - DEVELOPING SOFTWARE COMPATIBLE WITH DBS SET-TOP BOXES. To increase the potential market for Individual Television subscribers, we intend to expand the compatibility of our Individualized Television software to the greatest number of digital set-top boxes, including those deployed in DBS.

    - EXPAND INDIVIDUALIZED TELEVISION PROGRAMMING INTO OTHER TYPES OF TELEVISION PROGRAMMING AND INTERNATIONAL MARKETS. Once we have developed programming for marquee events, advertising and regional sports, we intend to expand into other types of individualized programming, such as music, game shows, news and children's programming and into international markets. We may license content from producers of such programming or enter into ventures with such entities when opportunities arise, either telecasting individualized versions of this new programming on our existing network or creating networks tailored to such new programming. Additionally, we may license our technology to programmers to allow them to create individualized versions of their content.

    HYPERTV

    One of our business objectives is to be a leading provider of software, hosting and creative services for enhancing television programming with information and interactivity available through the Internet. Our strategies for accomplishing this objective include:

    - DEVELOP EARLY AWARENESS AND ADOPTION OF HYPERTV PRODUCTS AND SERVICES. By aggressively rolling out our HyperTV products and services, we intend to establish a leading position in the existing market of U.S. households that simultaneously use a television set and computer located in the same room. We believe that our ability to address the existing convergent market provides us with a unique opportunity to develop awareness and adoption of HyperTV products and services, in contrast to some of our competitors that are focused solely on the future market for television/Internet convergence programming that can be received on a single device. We expect to leverage the HyperTV brand, installed user base and content we develop in the current market to the future single-device market.

    - OFFER TELEVISION CONTENT PROVIDERS A TURNKEY SOLUTION FOR TELEVISION/INTERNET CONVERGENCE. We offer networks and other TV content providers a turnkey solution for television/ Internet convergence. We supply TV programmers with the elements needed to enhance their television programming with simultaneously delivered Web content, including user software, Web content creation software, and data capture, analysis and reporting. We also supply Web content creation creative and program hosting services, but expect in the future to license third parties much of the business of providing these services.

    - FORM RELATIONSHIPS WITH, OR ACQUIRE, CONTENT OR SOFTWARE PROVIDERS TO CREATE HYPERTV-ENHANCED TELECASTS. We intend to make equity investments in, or enter into joint ventures and license agreements with, content and software providers to create and offer HyperTV programming that enhances standard telecasts. Through such alliances and acquisitions, we expect to broaden the experience of the viewer and generate new revenue streams for us and our partners, co-venturers and licensors.

    - EXPAND OUR HYPERTV.COM WEBSITE. We intend to expand the HYPERTV.COM website to serve as an Internet portal that will provide a guide and connections to all available HyperTV programming and a central source for downloading HyperTV software.

    - ESTABLISH A DATA WAREHOUSE. We intend to establish a data warehouse to compile, aggregate and analyze user information. We will make such data available to our programming partners and advertisers as a fee-based service. We expect this enhanced data to be of significant value to HyperTV licensees and programming partners in gaining feedback on their television viewing audience. This information will also provide us with a unique measure of the market for enhanced television programming and may help us to attract new licensees and programming partners.

    - EXPAND HYPERTV INTO OTHER FORMS OF MEDIA. We intend to use our HyperTV products and services to enhance other video delivery systems, including video streamed over the Internet for broadband applications and video delivered from DVDs or CD-ROMs. In addition, we will seek to form relationships with radio stations and other providers of streamed audio on the Internet to enhance their content using HyperTV.

    With increases in digital broadband capacity and the deployment of the next generation of digital set-top boxes, we expect that the market for the integration of television programming and Internet content delivered to viewers through a single device will begin to grow significantly. Our long-term objective is to be a leader in this market by providing powerful programming tools for television networks, advertisers, cable networks and DBS through the integration of Individualized Television with HyperTV products and services.

INDIVIDUALIZED TELEVISION

    OVERVIEW

    Individualized Television is a patented process for creating interactive and instantly customized television content and advertising in response to viewer remote control entries or to stored demographic information. Individualized Television remembers a viewer's inputs throughout a program and can later deliver tailored content to the viewer based on those inputs. We create individualized programming by simultaneously sending the viewer multiple television signals, related in time and content, and switching among those signals without a visually perceptible delay. With Individualized Television, the viewer experiences the video, audio and graphics of a single fluid programming stream, while the programming on the other signals remains transparent.

    In addition, Individualized Television offers advertisers the opportunity to convey more effectively their messages. Advertisers can use Individualized Television to target viewers based on demographic information stored in digital set-top boxes or on viewers' inputs in response to basic questions about themselves or the products advertised. We expect Individualized Television to generate revenues from subscriber fees, advertising sales and sales of software and services related to targeted advertising.

    We believe that Individualized Television is a core breakthrough for television programming and advertising. For example

    - the viewer of a national or international pay-per-view sporting event or a regional sports telecast can select from features such as a different view of the action, highlight packages, statistics or instant replays;

    - a car commercial can ask viewers to identify the models that most interest them and, based upon their answers, provide individualized information about the identified models;

    - neighbors watching the same television program can see entirely different advertisements based upon demographic information stored in their respective set-top boxes; and

    - a child viewing a program can engage a favorite television character in what seems to be a one-on-one dialogue.

    TECHNOLOGY

    We create individualized programming by allowing the viewer to select from a number of frame-synchronized video, graphics and/or audio signals delivered simultaneously to their digital set-top box. The viewer sees and hears only one of the signals at a given moment while the others remain transparent. Each viewer interacts with the programming individually by making selections using the standard cable remote control that comes with a digital set-top box. An unlimited number of viewers can make selections simultaneously. In response to the viewer's keyed inputs, the individualized programming seamlessly switches from one signal to another, providing each viewer with programming appropriate to the input. The individualized programming signal is not interrupted when a viewer switches between programming elements because, unlike channel switches on the television, the switch occurs with frame accuracy and no perceptible delay. Our Individualized Television software in the digital set-top box maintains a "memory" of the viewer's choices and can automatically switch from one digital video, audio and graphics stream to another based on the viewer's earlier input. At appropriate points during an Individualized Television program, the set-top box will make these automatic switches, recall information, create graphics and/or implement other pre-programmed instructions. The viewer's individually selected preferences, inputs, or information maintained in the set-top box's memory determine the particular program seen by each viewer.

    CONTENT

    We intend to develop applications of Individualized Television for both national and regional markets. For national distribution of Individualized Television, we formed a joint venture with Liberty Media, called LMC IATV Events, LLC, to license and produce individualized marquee pay-per-view events, including sports, musical, theatrical and news events for national or international distribution. We have granted LMC IATV Events an exclusive license to produce and distribute these pay-per-view events incorporating our individualized programming enhancements. In exchange for granting this license, we received a one-third equity interest in the net profits of the joint venture and have no obligation to make capital contributions.

    Subsequently LMC IATV Events entered into a joint venture with iN DEMAND, LLC (formerly known as Viewer's Choice, LLC), to create a cable and satellite pay-per-view programming venture. Through this venture, with iN DEMAND's marketing and distribution capabilities, we expect to showcase Individualized Television to a national audience. iN DEMAND, the nation's leading pay-per-view network, serves over 1,700 affiliated systems with approximately 27 million addressable households and 112 million channel subscribers nationwide. Its five stockholders include AT&T/TCI Communications, Inc., Time Warner Entertainment-Advance/Newhouse Partnership, Comcast Programming Ventures, Inc., MediaOne of Delaware, Inc. and Cox Communications Holdings, Inc.

Viewer's Choice was renamed iN DEMAND on January 1, 2000. The joint venture is founded on a long-term agreement between the parties, which plan to produce and distribute a minimum of four marquee events each year, beginning in early 2000, depending on the licensing of suitable initial events. The events will be available for viewers to purchase and watch, as long as they have digital cable boxes or satellite receivers that support our Individualized Television technology. The pay-per-view events could include U.S. professional team championships and all-star competitions, international sporting events and large-scale rock concerts.

    Advertisers can use Individualized Television in several ways to reach a targeted audience. During an individualized program, we can ask viewers to respond to basic questions about themselves or to choose among alternative product models. Based on these responses or choices, we can send the most appropriate advertisement to each viewer. For instance, an Individualized Television enhanced car commercial could "ask" viewers to identify specific models that most interest them and based on their answers, the car commercial would "respond" with detailed information about that specific model. Viewers who make no selection will receive an advertisement selected by the advertiser. Viewers' responses are stored in their digital set-top boxes' memory. Based on this information, the advertiser can subsequently provide appropriate follow-up content such as premium offers, additional information or more targeted commercial messages. Alternatively, relying on demographic information about the digital television household stored in the set-top box, the advertiser can deliver to each household, among a set of alternative advertisements, the commercial that best targets its customers. In this case, what viewers see is determined not by their selections or responses but by demographic information.

    In November 1999, we formed a company with Motorola Broadband to develop applications for the delivery of addressable advertising to cable subscribers regardless of whether or not they are subscribers receiving Individualized Television service. The applications developed through this company, called Digital ADCO, Inc., will permit advertisers to deliver targeted messages to individual viewers based on demographic information stored in their digital set-top boxes. The Digital ADCO system will allow different advertisements to go to different households watching the same television show.

    Under the terms of our agreement with Motorola Broadband, we have licensed five of our patents to Digital ADCO in exchange for 51% of the common stock of Digital ADCO, and Motorola Broadband has licensed six of its patents plus made a $5 million capital commitment for 49% of Digital ADCO's common stock. Any capital contribution after Motorola Broadband has fulfilled its initial
$5 million commitment will be made pro rata based on ownership interests. We anticipate that Digital ADCO will generate revenues from three major sources: software license fees, fees for inserting digital codes into commercials to identify their target audiences, and advertisement handling fees.

    We have entered into a master license agreement, expiring in June 2003, that sets forth the framework for negotiating with each of FOX Sports Net's 19 owned or affiliated regional sports networks to provide content for a planned individualized sports programming service. FOX Sports Net, which reaches more than 72 million homes nationwide, features professional basketball, hockey and baseball games, as well as college sports events. To date, we have entered into licensing agreements with the following five regional sports networks FOX Sports Net Southwest, FOX Sports Net West, FOX Sports Net Northwest, Sunshine Network and FOX Sports Net Bay Area.

    Although we chose to focus our initial commercialization efforts on marquee events, advertising and regional sports, we believe that our Individualized Television system will have universal applications. It is our objective to expand our Individualized Television to include many other genres of television programming. We believe that Individualized Television can become a standard for interactive digital television programming distributed through cable systems, DBS, and digital broadcast television.

    PRODUCTION

    We expect to bear the incremental content, transmission, delivery and master control costs incurred in connection with the production and distribution of individualized programming for pay-per-view events and regional networks. Currently, we have a state-of-the-art master control facility in Irving, Texas. Our master control receives multiple video/audio feeds via fiber lines from the programmers that produce the standard telecasts to which we add individualized elements. We intend to construct or lease similar facilities for creating and distributing individualized programming for each of our future regional sports networks.

    DISTRIBUTION

    We are initially targeting Individualized Television, which is software-based, for distribution through digital cable systems. To offer Individualized Television, a cable operator needs only to have our software downloaded to the set-top boxes of its digital subscribers. All the cable subscriber needs to receive our service is a digital set-top box with our software download. We have agreements with the leading manufacturers of digital set-top terminals--Motorola Broadband, Scientific-Atlanta and Pioneer--to achieve compatibility of our software with their equipment. Motorola Broadband and Scientific-Atlanta shipped 98.3% of the digital set-top boxes delivered in 1998 and are projected to ship 95.9% of the digital set-top boxes in 2000, according to Kagan. All of Motorola Broadband's digital terminals are compatible with our software. By the time Scientific-Atlanta's digital set-top boxes are deployed in the United States in any significant quantity, we expect that our software will be compatible with these terminals as well.

    For our pay-per-view event business, iNDemand will provide distribution of Individualized Television programming, through an exclusive United States distribution agreement. iN DEMAND is the nation's leading pay-per-view network, serving over 1,700 affiliated systems with approximately 27 million addressable households. Its five stockholders include AT&T / TCI Communications, Inc., Time Warner Entertainment-Advance/Newhouse Partnership, Comcast Programming Ventures, Inc., MediaOne of Delaware, Inc., and Cox Communications
Holdings, Inc.

    The initial distribution of our regional sports programming will be provided by cable operators that are currently upgrading their service from analog to digital transmission and deploying digital set-top boxes. The service may be carried part-time or full-time and may be carried as a single service or in any tier or package of services. As of this date, neither the final pricing nor launch dates have been agreed upon.

    To support Individualized Television, we do not require any communication capability from the set-top box back to the cable operator's system, also known as a "back channel." There is no additional memory or hardware necessary to upgrade a digital set-top terminal for delivering the individualized programming to subscribers.

HYPERTV

    OVERVIEW

    HyperTV is a patented process that enhances a television program or advertisement with related and synchronized content delivered through the Internet. We believe that HyperTV has potential applications for virtually all forms of television programming and advertising. For instance:

    - a music video network can send its viewers song lyrics, band member biographies or trivia through the Internet in sync with its television content;

    - a network, televising a movie, can sell banner advertisements on the Internet and generate revenues from the sale of movie-related merchandise; and

    - a HyperTV-enhanced automobile advertisement can deliver detailed information from the manufacturer's website or link to local dealer websites where viewers can schedule test drives.

    Initially, HyperTV will serve the growing number of TV viewers who simultaneously use the Internet to complement and enhance their TV viewing experiences. As digital set-top box technology becomes more sophisticated and powerful and as more cable operators offer high speed Internet access, we anticipate that subscribers will be able to experience both video and Internet content delivered simultaneously to their televisions. We believe that our proprietary HyperTV technology uniquely positions us to capitalize on this anticipated convergence of television and Internet content.

    TECHNOLOGY

    Like Individualized Television, HyperTV is a software-based system. We offer free HyperTV software through direct or indirect downloads from our HYPERTV.COM website. HyperTV works either by embedding a stream of Web page addresses into the video or audio signal or by transmitting the addresses directly over the Internet to the user's computer. The Web content is synchronized to what is being shown on a particular television channel.

    Because HyperTV is software-based and platform independent, it can operate on any of today's most popular computer operating systems, including, Windows, Macintosh or UNIX. HyperTV supports both analog and digital television systems, so programmers and users do not have to upgrade their existing systems to use HyperTV enhanced television content.

    ENTERTAINMENT

    We believe that the most significant portion of HyperTV's future revenues will come from the entertainment market, where we believe the sources of revenue will be software licensing, data management services, on-line advertising sales, e-commerce applications, event sponsorship, and program hosting and content creation fees. We expect in the future to license third parties to perform much of the program hosting and content creation service business for HyperTV.

    We have recently entered into an agreement with The Box Music Network ("The Box"), which reaches more than 40 million households worldwide, to create programming that will integrate HyperTV with their 24-hour-a-day interactive music television programming. The network uniquely tailors programming for each of its 200 markets. Viewers within each market have the option to call in or go on-line to request a video for that market from a menu of up to 200 selections. HyperTV will enable The Box to extend brand identity by synchronizing the delivery of relevant Web material, Web-based advertising, messages, e-commerce and chat to broaden the viewer experience and generate new revenue streams. We will share the incremental on-line revenues and expenses equally with The Box. We commenced distribution of The Box's enhanced programming in December 1999.

    We have also worked with other TV networks and programmers to produce and distribute HyperTV presentations, including

    - SHOWTIME Online, Inc. for its STARGATE science fiction program

    - New Line Television, Inc. for pay-per-view exhibitions of AUSTIN POWERS, THE SPY WHO SHAGGED ME

    - TBS Superstation for its CYBERBOND: 15 DAYS OF 007 movie festival

    - Turner Network Television for the Screen Actors Guild Awards program and the exhibition of a filmed concert tribute to Bob Marley

    DATA MANAGEMENT

    In order to receive HyperTV events, viewers must register for the free download of the HyperTV plug-in. This registration requires viewers to provide their names, addresses, birthdates, e-mail addresses and other demographic and personal interests information. As our servers deliver HyperTV content through the Internet, we can capture and store information about the users' interactions with such content in a relational database. This captured information can include the user's viewing time, click-stream, survey and advertisement responses, chat participation and e-commerce activities. Analysis of the resulting database allows programmers, advertisers and other businesses to understand and profile their viewer base and to build a one-to-one relationship with each end-user, subject to the user's consent.

    We market HyperTV to television networks and other television content and advertising producers as a turnkey system consisting of user software, Web content creation software and creative services, database management and analysis and program hosting. For program hosting, we intend to create multiple Internet access facilities, called points of presence or POPs, each consisting of large-scale computer servers and related equipment, whose architecture and software are optimized to deliver HyperTV to mass audiences. We have built our first POP, which is located at the Northeast data center of Exodus Communications, Inc. As the demand for HyperTV program hosting increases, we plan to scale up our delivery capacity either by building additional POPs or, more likely, by contracting for the requisite network capacity and technical services from third party vendors. We also plan to create a Web portal site at WWW.HYPERTV.COM which will, among other things, provide a guide and connections to all available HyperTV programming and a central source for downloading HyperTV software and software tools.

    EDUCATION

    In mid-1997, we launched the first application of HyperTV, called eSchool-Registered Trademark-, designed for the education market. eSchool uses HyperTV technology to integrate educational video with relevant Internet content and chat functionality. In addition, eSchool gives educators tools to assess a student's performance and record the results of the assessment.

    Using eSchool software, students can receive traditional video lessons through frames in their Web browsers or from a television in the classroom. Simultaneously, eSchool provides separate frames in the Web browser that display websites with supporting information, a dialogue with a teacher or other students during a live lesson and a "playlist" of websites received to permit navigation from one to another. eSchool content creation software allows an instructor to easily select and order the addresses of the websites and related questions to be included in the playlist. The website addresses and questions can be assigned times and sent automatically to students during a pre-recorded program or in a live lesson. The instructor can have any website address or question sent to the students at any time.

EQUIPMENT SUPPLIERS

    We do not intend to manufacture set-top converters, terminals, video servers or other devices in connection with Individualized Television or HyperTV. In addition, we do not intend to manufacture any computer or networking equipment needed to build our planned HyperTV POPs. This equipment will be supplied to us or to third parties pursuant to agreements with third party equipment suppliers.

    In 1996, we signed a non-exclusive, royalty-free manufacturing agreement with Motorola Broadband for Motorola Broadband's MPEG-2 digital set-top terminals. Working with us and with Motorola Broadband, Sarnoff Corporation effected the integration of individualized programming into these terminals. We and Motorola Broadband also agreed to jointly market our Individualized Television application, which operates with Motorola Broadband's digital systems and consumer set-top terminals.

    We have also entered into a non-exclusive, royalty free joint marketing and development agreement with Scientific-Atlanta to integrate our Individualized Television programming software with Scientific-Atlanta's advanced digital set-top boxes, including the Explorer 2000. In addition, we and Pioneer agreed to integrate our Individualized Television programming software into Pioneer's digital set-top box software applications to enable reception of Individual Television through digital set-top boxes that operate using systems developed by Pioneer. We may grant licenses similar to those granted to Motorola Broadband, Scientific-Atlanta and Pioneer to other manufacturers that are selected by the future distributors of Individualized Programming.

PATENTS AND OTHER INTELLECTUAL PROPERTY

    We have sought to protect the proprietary features of our individualized programming technologies and HyperTV technologies through patents, copyrights, confidentiality agreements and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued 19 patents to us that are currently in force. We also have additional patents pending. The patents expire at various dates from 2003 to 2016. Corresponding patents for some of the above U.S. patents have been granted or are pending in Canada, Japan, Australia and the European Patent Office. We believe such patents will strengthen our competitive position in these countries.

    There can be no assurance that our patents are enforceable, or, if challenged, that we can successfully defend them, particularly in view of the high cost of patent litigation, nor can there be any assurance that we will derive any competitive advantages from them. To the extent that patents are not issued for any other products developed by us, we would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating our products by designing around the patented aspects. In addition, we cannot assure you that our products will not infringe on patents owned by others, licenses to which may not be available to us, nor that competitors will not develop functionally similar products outside the protection of any patents we have or may obtain.

    The inventors named on all of our issued patents have assigned to us all right, title and interest in and to the above U.S. patents and any corresponding foreign patents or applications based thereon. We require that each of our full time employees, consultants and advisors execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or a consulting relationship. These arrangements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship are our exclusive property. These agreements generally also require all such information be kept confidential and not disclosed to third parties, except with our consent or in specified circumstances. We cannot assure, however, that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.

    WOLZIEN PROCESS

    In April 1999, we acquired a patent from Thomas R. Wolzien for on-line media applications, which we call the Wolzien Process, that expands the functionality of HyperTV. While HyperTV enables content producers and advertisers to "push" synchronized Internet content to television viewers, the Wolzien Process provides the means, based on prompts from television or radio programming, for users to "pull" relevant content from the Internet to augment that programming or to communicate directly with an on-line provider. We intend to develop the Wolzien Process both on a stand-alone basis and in conjunction with the HyperTV Process. Other applications for the Wolzien Process include real time radio broadcasting, both analog and digital, and recorded video programming on VCR's, CD-ROM or DVD players.

    The terms of the patent acquisition agreements provide that the Wolzien patent and the HyperTV patents will be jointly licensed and all revenue from such joint licenses will be shared equally between our subsidiary, Media Online Services, and us. However, Media Online Services has granted us a worldwide royalty-free license to use the Wolzien patent in our Individualized Television and eSchool products and services. As consideration for the Wolzien patent, Thomas R. Wolzien received, among other considerations, an option exercisable at any time for $49,900 to acquire a 49% interest in Media Online Services.

RESEARCH AND DEVELOPMENT

    We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our Individualized Television and HyperTV technologies and strengthening our technological expertise. During the years ended December 31, 1996, 1997, 1998, 1999, we expended approximately $1.2 million, $551,328, $820,475, and $1,392,937, respectively, on outside research and development. We intend to continue to devote substantial resources to research and development for the next several years. As of December 31, 1999, approximately 16 employees, or 28% of our work force, were primarily engaged in research and development activities.

COMPETITION

    The markets for digital television applications and television/Internet convergence programming is extremely competitive, and we expect competition to intensify in the future. The markets for digital television applications and television/Internet convergence programming are new and quickly evolving and are characterized by untested consumer demand and a lack of industry standards. These markets are therefore subject to significant changes in the products and services offered by existing market participants and the emergence of new market participants. As a result, it is difficult to determine what companies and technologies are competing with us or may compete with us in the future in one or more of our businesses.

    We believe our competitors in the television/Internet convergence programming and services markets include RespondTV, Liberate Technologies, Mixed Signals, More.com, NTN, OpenTV, Inc., Spiderdance, Inc., Starwave's Enhanced TV, Wink Communications, Inc. and Worldgate Communications, Inc. We also face competition from other traditional broadcast and cable television networks. Many of these competitors are currently offering (or may soon offer) services that will compete with some or all of our current and proposed HyperTV products and services. In addition, we compete with companies such as Apple, Microsoft Corporation's WebTV, Motorola Broadband, RealNetworks, Inc., Source Media, Inc. and Veon that provide applications which enable video content to be "streamed" over the Internet. Many of these applications could be extended and compete with some or all of our existing or proposed HyperTV applications.

    We do not believe that there are currently any competitors offering products comparable to Individualized Television. But there are a number of companies, including NDS Group plc, who are offering products and services that are similar to different portions of our Individualized Television service. Furthermore, we expect to face competition in the future from traditional television and cable broadcasters such as ABC, CBS, CNN, FOX and NBC. Some of these broadcasters have in the past and may in future develop and broadcast their own television/Internet convergence programming or programming that is similar to Individualized Television.

GOVERNMENT REGULATION

    We believe that neither our present or future implementation of Individualized Television is subject to any direct substantial government regulation. However, the broadcast industry in general, and cable television, DBS and wireless communication in particular, are subject to substantial government regulation.

    TELEVISION Pursuant to federal legislation enacted in 1992, which we call the 1992 Cable Act, the Federal Communications Commission substantially re-regulated the cable television industry in various areas including rate regulation, competitive access to programming, "must carry" and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, limit exclusivity provisions in programming contracts and require prior notice for channel additions, deletions and changes. The United States Congress and the FCC also have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, materially adversely affect our operations.

    INTERNET Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Congress has recently passed legislation regulating certain aspects regarding the use of the Internet, including children's protection, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services, intellectual property ownership and personal privacy. We collect and store significant personal information from users of our Individualized Television and HyperTV applications and plan to use such information to develop our businesses, particularly with respect to targeted advertising, or otherwise generate revenues. Storage and use of such information is subject to state and federal regulation. Storage and use of such information may also subject us to privacy claims relating to our use and dissemination of personal information. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business.

    We are unable to predict the outcome of future federal legislation or regulatory proposals or the impact of any current or future laws or regulations on our operations. There can be no assurance that we will be able to comply with any future laws or regulations that may be imposed on our operations.

EMPLOYEES

    At December 31, 1999, we employed 87 full-time employees. We are not subject to any collective bargaining agreements. We believe that our relationships with our employees are generally satisfactory.

ITEM 2. PROPERTY--OFFICES AND FACILITIES

    We maintain our principal and executive offices at Rockefeller Center, 1270 Avenue of the Americas, New York, New York, where we lease approximately 10,600 square feet. Our lease for 2,600 square feet and for 8,000 square feet of this space extends through February 2000 and January 2001 respectively. We also lease office and technical space in four other facilities, one each in New York, New York, Dallas, Texas, Houston, Texas and Los Angeles, California. None of these leases extends beyond December 31, 1999. We lease approximately 12,000 square feet at 233 Park Avenue South, New York, New York, where most of our HyperTV operations are located, and we have committed to lease 20,000 square feet next door at 225 Park Avenue South. This lease commitment extends through 2015. Our lease at 233 Park Avenue South terminates at such time as we occupy the space at 225 Park Avenue South. We expect to be able to move into 225 Park Avenue South early in 2001. We have also committed to lease approximately 8,000 square feet of office space in Branchburg, New Jersey for ACTV's and Digital ADCO's technical and research facilities. That lease commitment extends into 2005.

ITEM 3. LEGAL PROCEEDINGS

    There are no pending material legal proceedings to which ACTV is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 20, 1999 we held an Annual Meeting of Stockholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.  Election of directors:

                                                                 FOR       WITHHELD
                                                              ----------   --------
William Samuels.............................................  26,926,845    44,863
William Frank...............................................  26,915,170    56,538

2.  To approve the adoption of the ACTV's 1999 Stock Option Plan.

   FOR           AGAINST        ABSTAIN
----------       --------       --------
25,325,428..     994,092        652,188

3.  To ratify the appointment of Deloitte & Touche, LLP as independent auditors

   FOR           AGAINST        ABSTAIN
----------       --------       --------
26,922,888..      21,658         27,162

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

    ACTV's common stock is traded on The Nasdaq Stock Market under the symbols "IATV". The following table sets forth the high and low bid prices for Common Stock as reported by Nasdaq.

                                                                 COMMON STOCK
                                                              -------------------
1999 QUARTER                                                    HIGH       LOW
------------                                                  --------   --------
First.......................................................   11.44       3.81
Second......................................................   25.25       9.25
Third.......................................................   16.44       8.88
Fourth......................................................   51.75      13.25

1998 QUARTER                                                    HIGH       LOW
------------                                                  --------   --------
First.......................................................    2.13       1.50
Second......................................................    2.50       1.38
Third.......................................................    2.97       1.50
Fourth......................................................    4.50       1.56

    On March 16, 2000, there were approximately 374 holders of record of ACTV's 47,147,838 outstanding shares of common stock.

    On March 16, 2000, the high and low bid prices of the common stock as reported by Nasdaq were $28.06 and $31.38, respectively.

    ACTV has not paid cash dividends since its organization. We plan to use earnings, if any, to fund growth and do not anticipate the declaration or the payment of cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1995         1996         1997         1998         1999
                                     ----------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:

Revenues...........................  $    1,312   $    1,476   $    1,651   $    1,406   $    2,118
                                     ----------   ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of sales....................         334          647          472          219          174
  Operating expenses...............       1,261        1,956        1,361        2,005        3,241
  Selling and administrative.......       4,998        6,333        6,880        9,862       17,037
  Depreciation and amortization....         687          420          328        1,106        1,577
  Amortization of goodwill.........         426          426          426          426          426
  Loss on investment...............          --          274           --           --           --
  Stock appreciation rights........         567          184         (347)       2,000        1,950
                                     ----------   ----------   ----------   ----------   ----------
    Total costs and expenses.......       8,237       10,240        9,120       15,618       24,405
                                     ----------   ----------   ----------   ----------   ----------
Loss from operations...............      (6,961)      (8,764)      (7,469)     (14,212)     (22,287)
Interest (expense) income--net.....          40          159          116         (748)        (595)
Minority interest--subsidiary
  preferred stock dividend and
  accretion........................          --        1,695        3,006        5,429           --
                                     ----------   ----------   ----------   ----------   ----------
Minority interest--subsidiary......          --           --           --           --         (588)
Net (loss) before extraordinary
  item.............................      (6,921)     (10,300)     (10,359)     (20,389)     (22,883)
                                     ----------   ----------   ----------   ----------   ----------
Net (loss).........................      (6,827)     (10,300)     (10,359)     (20,389)     (22,883)
Preferred stock dividends and
  accretion........................          --           --           --          479          494
                                     ----------   ----------   ----------   ----------   ----------
Net (loss) applicable to common
  stockholders.....................  $   (6,827)  $  (10,300)  $  (10,359)  $  (20,868)  $  (23,378)
                                     ==========   ==========   ==========   ==========   ==========
Loss per common share before
  extraordinary item...............  $    (0.68)  $    (0.88)  $    (0.80)  $    (0.98)  $    (0.61)
                                     ==========   ==========   ==========   ==========   ==========
Basic and diluted (loss) per common
  share............................  $    (0.67)  $    (0.88)  $    (0.80)  $    (0.98)  $    (0.61)
                                     ==========   ==========   ==========   ==========   ==========
Weighted average number of common
  shares outstanding...............  10,162,128   11,739,768   12,883,848   21,399,041   38,219,009

Balance Sheet Data:
Cash and cash equivalents..........  $    3,532   $    6,521   $      554   $    5,189   $    8,816
Working capital (deficiency).......       2,397        5,094       (1,082)       3,419        9,857
Total assets.......................       8,551       11,693        7,902       13,606       28,152
Long-term debt (including current
  portion).........................          --           --           --        4,315        4,803
Preferred stock of a
  subsidiary(1)....................          --        1,675        3,006        5,429           --
Total stockholders' equity
  (deficiency).....................       6,894        9,201       (1,613)       4,763       19,640

------------------------

(1) In 1998, we converted the preferred stock into equity. See Note 5 to our consolidated financial statements for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE AND INCORPORATED BY REFERENCE. THE RESULTS DISCUSSED BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. TO THE EXTENT THAT THE INFORMATION PRESENTED IN THIS DISCUSSION ADDRESSES FINANCIAL PROJECTIONS, INFORMATION OR EXPECTATIONS ABOUT OUR PRODUCTS OR MARKETS OR OTHERWISE MAKES STATEMENTS ABOUT FUTURE EVENTS, SUCH STATEMENTS ARE FORWARD-LOOKING AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS MADE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR FURTHER INFORMATION ABOUT FORWARD-LOOKING STATEMENTS.

OVERVIEW

    Since our inception, the primary focus of our operating activities has been to develop proprietary technologies that enable programmers and advertisers to create individualized programming and programming enhancements--first for television and later for the emerging area of television/Internet convergence. We call our technologies for the television and television/Internet convergence markets Individualized Television and HyperTV, respectively.

RESULTS OF OPERATIONS

    Since we have engaged principally in the research and development of Individualized Television and HyperTV, our historical results of operations are not indicative of, and should not be relied upon as an indicator of, our future performance.

    COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    REVENUES. Revenues increased 51% to $2.1 million for the year ended December 31, 1999, from $1.4 million for the year ended December 31, 1998, due to an increase in HyperTV sales. Substantially all of our revenues in 1998 and the majority of our revenues in 1999 were derived from sales of HyperTV software, services and related computer hardware.

    TOTAL COSTS AND EXPENSES. Total costs and expenses increased 56% to $24.3 million for the year ended December 31, 1999, from $15.6 million for the year ended December 31, 1998. Cost of sales decreased 20% to $174,032 for the year ended December 31, 1999, from $218,574 for the year ended December 31, 1998, and cost of sales as a percentage of revenues decreased to 8% for the year ended December 31, 1999 from 16% for the year ended December 31, 1998. The decrease as a percentage of revenues was the result of an increase in service-driven revenues in the recent year having proportionately less associated direct costs. Total costs and expenses, excluding cost of sales, increased 57% to $24.2 million for the year ended December 31, 1999, from $15.4 million for the year ended December 31, 1998.

    The increase in operating expenses during 1999 of $1.2 million or 62% is due principally to the expansion of the Company's HyperTV business, including the introduction of HyperTV to the entertainment market in 1999.

    We also incurred a $3.1 million charge related to an incentive compensation provision that is based on changes in the market value of our common stock during the twelve-month period ended March 31, 1999. We are accruing the total value of the award in four equal quarterly amounts, beginning March 31, 1999, since it is payable in quarterly installments that are contingent on continued employment by us of the executive receiving this compensation. We have paid approximately 55%, of the award in the form of our unregistered common stock. Selling and administrative expense increased 73% to $17.0 million for the year ended December 31, 1999, from $9.9 million for the year ended

December 31, 1998, due chiefly to non-cash employee compensation, paid in the form of stock and to greater expenses related to HyperTV.

    We continue to innovate in the areas of software development and intellectual properties. Accordingly, our Depreciation and amortization expense increased approximately $.5 million or 43%.

    The SAR expense for both years ended December 31, 1998 and 1999 was $2.0 million. In September 1999, we exchanged all of our outstanding SARs for stock options with the same exercise prices and vesting dates. To account for this exchange, we simultaneously incurred non-cash compensation expense of $1.3 million as a component of selling and administrative expense and non-cash income of $2.6 million from the elimination of our liability related to SARs. Additionally, we incurred a $381,000 non-cash charge to deferred expenses for those SARs that have not vested.

    INTEREST (EXPENSE) INCOME--NET. Interest expense increased 12% to $1,044,227 for the year ended December 31, 1999, from $932,247 for the year ended December 31, 1998. Interest expense is related to the $5.0 million notes issued in January 1998 by one of our subsidiaries. We chose to pay the interest due on the notes on June 30, 1998 and December 31, 1998 in kind rather than in cash. Interest income increased 144% to $448,757 for the year ended
December 31, 1999, from $184,285 for the year ended December 31, 1998. The increase was due to higher average cash balances in 1999.

    MINORITY INTEREST--SUBSIDIARY PREFERRED STOCK DIVIDEND AND ACCRETION. For the year ended December 31, 1999, we had no accrual for or payments of subsidiary preferred stock dividends, compared to accruals of $200,305 for the year ended December 31, 1998, related to preferred stock issued by a subsidiary of ours, which was accounted for as a minority interest. The subsidiary preferred stock was retired in November 1998 in exchange for a combination of our new Series B preferred stock, which was subsequently redeemed in full in May 1999, common stock and warrants. In addition, we paid all preferred dividends during the year ended December 31, 1998 in the form of our common stock.

    PREFERRED STOCK DIVIDEND AND ACCRETION. For the year ended December 31, 1999, we paid $494,431 in preferred stock dividends, related to our Series B preferred stock, compared to no such preferred dividend payments during the comparable 1998 period. The Series B preferred stock was issued in November 1998 and was redeemed in full in May 1999.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased 12% to $23.4 million, or $0.61 per basic and diluted share, for the year ended December 31, 1999, from $20.9 million, or $0.98 per basic per basic and diluted share, for the year ended December 31, 1998.

    COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    REVENUES. Revenues decreased 15% to $1.4 million for the year ended December 31, 1998, from $1.7 million for the year ended December 31, 1997. The decrease was the result of our product shift toward on-line learning software and services in 1998 and away from video programming and related equipment. All of our revenues during 1998 were derived from the on-line learning market, compared to 20% in 1997.

    TOTAL COSTS AND EXPENSES.  Total costs and expenses increased 71% to
$15.6 million for the year ended December 31, 1998, from $9.1 million for the year ended December 31, 1997. Cost of sales decreased 54% to $218,574 for the year ended December 31, 1998, from $471,956 for the year ended December 31, 1997, and cost of sales as a percentage of revenues decreased to 16% in 1998 from 29% in 1997. The decrease as a percentage of revenues was due to a shift in revenue mix from video programming and related equipment, which represented the majority of revenues in 1997, to eSchool which has higher gross margins. Total costs and expenses, excluding costs of sales, increased 78% to

$15.4 million for the year ended December 31, 1998, from $8.6 million for the year ended December 31, 1997. The increase was attributable to a number of factors, including a large change in stock appreciation rights due to a higher common stock price at December 31, 1998, a rise in both operating expenses and selling and administrative expense principally from increased activity of our Texas-based regional network operation and to higher depreciation and amortization expense. Depreciation and amortization expense increased 103% to $1.5 million from $754,053 for 1997. This increase was due principally to depreciation for the full year in 1998 of television production equipment installed in our Texas subsidiary's facility, compared to several months during 1997, and to greater amortization of software development costs in the more recent year.

    INTEREST (EXPENSE) INCOME--NET. We incurred interest expense of $932,247 for the year ended December 31, 1998, compared to no interest expense for the year ended December 31, 1997. Interest expense is related to the $5.0 million notes issued in January 1998 by one of our subsidiaries. Interest income increased 58% to $184,285 for the year ended December 31, 1998, from $116,870 for the year ended December 31, 1997. The increase resulted from higher available average cash balances in the more recent year.

    MINORITY INTEREST--SUBSIDIARY PREFERRED STOCK DIVIDEND AND ACCRETION. For the years ended December 31, 1998 and 1997, we recorded $5.6 million and $3.0 million, respectively, for dividends and accretion on subsidiary convertible preferred stock issuances, which were accounted for as a minority interest. All dividend payments were made in our common stock. The increase during 1998 is the result principally of our redemption in full of the subsidiary convertible preferred stock.

    NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased 101% to $20.9 million, or $0.98 per basic and diluted share, for the year ended December 31, 1998, from $10.3 million, or $0.80 per basic and diluted share, for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have not generated revenues sufficient to fund our operations, and we have incurred operating losses. Through December 31, 1999, we had an accumulated deficit of approximately $95.3 million. Our cash position on December 31, 1999 was $8.8 million, compared to $5.2 million on December 31, 1998.

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

    During the year ended December 31, 1999 and 1998, we used $12.7 million and $10.0 million, respectively, in cash for our operations. Despite the increase in net loss in the more recent period, a higher percentage of this loss was the result of non-cash charges. During the year ended December 31, 1998, we used $10.0 million in cash for our operations, compared with $6.6 million for the year ended December 31, 1997. The increase was due to both a higher operating deficit as well as a net use of cash related to asset and liability changes. During the years ended December 31, 1997 and 1996, we used $6.6 million and $7.6 million, respectively, in cash for our operations. The decrease was due to lower operating expenses and higher gross margins, which more than offset higher selling and administrative expenses.

    NET CASH USED IN INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

    With respect to investing activities, during the year ended December 31, 1999, we used cash of $10.9 million. These activities were related to the acquisition of patents and investments in patents pending, computer hardware and software development. With respect to investing activities during the year ended December 31, 1998, we used cash of $1.9 million for patents, property and equipment, and systems and software development. With respect to investing activities during the year ended

December 31, 1997, we used cash of $2.8 million, related principally to the purchase of equipment for a television master control facility in Dallas, Texas and for the systems development related to the incorporation of Individualized Television into the Motorola Broadband cable set-top box and to eSchool.

    NET CASH PROVIDED BY FINANCING ACTIVITIES

    We met our cash needs in the year ended December 31, 1999 from sales of our common stock to private investors, totaling approximately $18.9 million, and from the exercise of stock options and warrants, totaling approximately
$12.0 million. We met our cash needs in the year ended December 31, 1998 from sales of our common stock totaling approximately $10.8 million to private investors, including $5.0 million invested by Liberty Media. Liberty Media also received an option to invest an additional $5.0 million for the same price per share. We met our cash needs in the year ended December 31, 1997 from the proceeds of a series of private placements during 1997 of our common stock totaling $1.5 million, convertible preferred stock totaling $2.0 million, and from the remainder of funds received from the sale in 1996 of exchangeable preferred stock issued by a wholly-owned subsidiary totaling $9.1 million.

    With respect to other financing activities, for the year ended December 31, 1999, we redeemed all of our outstanding Series B preferred stock by paying a total of approximately $5.8 million, which represents a 10% premium above the stock's face value plus accrued dividends. Because the Series B preferred stock was convertible into our common stock at $2.00 per share beginning in November 1999, we effectively redeemed the preferred stock by buying it at an equivalent of $2.20 per common stock share, a price significantly less than the market price of a share of our common stock at the time of the redemption. The redemption avoided the possible future issuance of more than 2.8 million shares of our common stock.

    In November 1999, we formed a company with Motorola Broadband Communications Sector, formerly General Instrument Corporation, to develop applications for the delivery of addressable television advertising. Under the terms of our agreement with Motorola Broadband, the Company licensed five of our patents to Digital ADCO in exchange for 51% of the common stock of Digital ADCO. Motorola Broadband has licensed six of its patents and made a $5.0 million capital commitment for 49% of Digital ADCO's common stock. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November, the first $2.0 million of $5.0 million was contributed to the company by General Instruments with $3.0 million to follow in the next twelve months.

    In February 2000, we completed a follow-on offering of 4.0 million common shares as well as 0.6 million common shares to cover the over-allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The total common shares of 4.6 million were priced to the public at $30 per share or $138 million. Underwriting discounts and commissions of $1.80 per share or $8.28 million were deducted resulting in net proceeds of $28.70 per share or $129.7 million. We intend to use the net proceeds from our sale of shares in the offering to repay approximately
$5.9 million of outstanding indebtedness, and for general corporate purposes, including working capital requirements, potential minority investments in strategic alliances and potential acquisition.

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

    We believe that our internal systems, relating to both computer hardware and software, will function properly with respect to dates in the year 2000 and beyond. In addition, we believe that our proprietary software either sold directly to third parties or incorporated in products sold to third parties is year 2000 compliant. Having performed an assessment of the potential year 2000 problem, we do not expect to incur significant costs related to year 2000 issues. However, there is general uncertainty regarding the year 2000 problem and its effect on the overall business environment. We cannot determine at this time whether the year 2000 problem will have a material impact on our operations or financial condition as the result of significant disruptions to the U.S. economy or business infrastructure.

IMPACT OF INFLATION

    Inflation has not had any significant effect on our operating costs.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, called SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. We have not yet determined the impact, if any, the adoption of SFAS No. 133 will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements are listed under Item 14 in this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

    We intend to file with the Securities and Exchange Commission within 90 days of the end of December 31, 1999 a definitive proxy statement pertaining to our annual meeting of stockholders to be held in May 2000. Information regarding our directors and executive officers will appear under the caption "Election of Directors" in the proxy statement and is incorporated in this report by reference.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS
       AND REPORTS ON FORM 8-K:

    (a)1. FINANCIAL STATEMENTS:

    See the Consolidated Financial Statements beginning on Page 23 hereafter, which is incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ACTV, Inc.:

    We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
March 3, 2000
New York, New York

                          ACTV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,188,770   $  8,816,368
  Accounts receivable--net..................................       501,768      1,160,036
  Education equipment inventory.............................       110,405             --
  Other.....................................................       773,613      1,589,430
                                                              ------------   ------------
    Total current assets....................................     6,574,556     11,565,834
                                                              ------------   ------------
Property and equipment--net.................................     2,365,775      3,392,219
                                                              ------------   ------------
Other assets:
  Patents and patents pending...............................       832,336      8,142,928
  Software development costs................................     1,098,756      2,183,950
  Goodwill..................................................     2,214,816      1,788,444
  Other.....................................................       519,802      1,078,683
                                                              ------------   ------------
    Total other assets......................................     4,665,710     13,194,005
      Total.................................................  $ 13,606,041   $ 28,152,058
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses.....................  $    955,686   $  1,708,611
  Deferred stock appreciation rights........................     2,000,062             --
  Preferred dividends payable...............................       200,305             --
                                                              ------------   ------------
    Total current liabilities...............................     3,156,053      1,708,611
  Long-term note payable....................................     4,315,016      4,803,342
  Put warrant...............................................     1,371,624             --
  Minority interest.........................................            --      2,000,593
Stockholders' equity (deficiency):
  Preferred stock, $.10 par value, 1,000,000 shares
    authorized
    Series A 120,000 shares authorized, issued and
      outstanding 56,300 at December 31, 1998, none at
      December 31, 1999.....................................         5,630             --
    Series B stock 6,110 shares authorized, issued and
      outstanding 5,018 at December 31, 1998, none at
      December 31, 1999.....................................     2,805,961             --
  Common stock, $.10 par value, 65,000,000 shares
    authorized: issued and outstanding 29,759,459 at
    December 31, 1998, 42,167,997 at December 31, 1999......     2,975,946      4,216,800
  Additional paid-in capital................................    71,068,230    110,692,842
  Loans receivable from stock sales.........................      (199,900)            --
  Accumulated deficit.......................................   (71,892,519)   (95,270,130)
                                                              ------------   ------------
    Total stockholders' equity (deficiency).................     4,763,348     19,639,512
                                                              ------------   ------------
      Total.................................................  $ 13,606,041   $ 28,152,058
                                                              ============   ============

                 See Notes to Consolidated Financial Statements

                          ACTV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1997           1998           1999
                                                      ------------   ------------   ------------
Revenues............................................  $  1,650,955   $  1,405,838   $  2,117,938
                                                      ------------   ------------   ------------
Costs and expenses:
  Cost of sales.....................................       471,956        218,514        174,032
  Operating expenses................................     1,360,838      2,004,996      3,241,086
  Selling and administrative........................     6,880,311      9,862,086     17,036,576
  Depreciation and amortization.....................       327,681      1,106,359      1,576,664
  Amortization of goodwill..........................       426,372        426,372        426,372
  Stock appreciation rights.........................      (346,892)     2,000,062      1,950,330
                                                      ------------   ------------   ------------
    Total costs and expenses........................     9,120,266     15,618,389     24,405,060
                                                      ------------   ------------   ------------
Loss from operations................................    (7,469,311)   (14,212,551)   (22,287,122)
                                                      ------------   ------------   ------------
Interest income.....................................       116,870        184,285        448,757
Interest (expense)..................................            --       (932,247)    (1,044,227)
                                                      ------------   ------------   ------------
  Interest (expense) income--net....................       116,870       (747,962)      (595,470)
Minority interest--subsidiary preferred stock
  dividend and accretion............................     3,006,242      5,428,638             --
Minority interest--subsidiary.......................            --             --           (588)
                                                      ------------   ------------   ------------
Net (loss)..........................................   (10,358,683)   (20,389,151)   (22,883,180)
Preferred stock dividends and accretion.............            --        479,173        494,431
                                                      ------------   ------------   ------------
Net (loss) applicable to common stockholders........  $(10,358,683)  $(20,868,324)  $(23,377,611)
                                                      ============   ============   ============
Basic and diluted (loss) per common share...........  $      (0.80)  $      (0.98)  $      (0.61)
                                                      ============   ============   ============
Weighted average number of common sharese
  outstanding.......................................    12,883,848     21,399,041     38,219,009
                                                      ============   ============   ============

                 See Notes to Consolidated Financial Statements

                          ACTV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1997           1998           1999
                                                      ------------   ------------   ------------
Cash flows from operating activities:
Net loss applicable to common stockholders..........  $(10,358,683)  $(20,868,324)  $(23,377,611)
                                                      ------------   ------------   ------------
Adjustments to reconcile net loss to net cash used
  in operations:
  Depreciation and amortization.....................       754,053      1,532,731      2,003,036
  Stock appreciation rights.........................      (701,517)     2,000,062      1,950,330
  Amortization and accretion of deferred expenses
    related to debt financing.......................            --        241,565        864,147
  Common stock issued for services..................       443,125      2,016,023      6,383,560
  Common stock issued for preferred dividends.......       408,085        162,595             --
  Note issued in lieu of cash interest payment......            --        686,641             --
  Subsidiary preferred stock preferred dividends and
    accretions......................................     2,598,156      5,749,309             --
  Preferred stock accretion.........................            --        315,965        241,513
  Other.............................................        43,188             --             --
Changes in assets and liabilities:
  Accounts receivable...............................        63,960       (198,724)      (658,268)
  Education equipment inventory.....................        99,747        127,352        110,405
  Other assets......................................      (241,117)      (307,426)      (722,963)
  Accounts payable and accrued expenses.............       287,504       (926,471)       506,558
                                                      ------------   ------------   ------------
    Net cash used in operating activities...........    (6,603,499)    (9,468,702)   (12,699,293)
                                                      ------------   ------------   ------------
Cash flows from investing activities:
  Investment in patents and patents pending.........       (50,000)      (598,671)    (7,515,343)
  Purchases of property and equipment...............    (2,159,576)      (531,573)    (1,956,209)
  Investment in software development costs..........      (686,227)      (797,677)    (1,438,654)
                                                      ------------   ------------   ------------
    Net cash used in investing activities...........    (2,895,803)    (1,927,921)   (10,910,206)
Cash flows from financing activities:
  Net proceeds from debt issuance...................            --      4,462,990             --
  Net proceeds from put warrant issuance............            --      1,371,624             --
  Redemption of preferred stock.....................            --       (565,759)    (5,792,538)
  Net proceeds from preferred stock transactions....     2,045,163             --        115,660
  Net proceeds from subsidiary equity
    transactions....................................            --             --      2,000,593
  Net proceeds from equity financing................     1,487,460     10,762,461     30,913,383
                                                      ------------   ------------   ------------
    Net cash provided by financing activities.......     3,532,623     16,031,316     27,237,098
                                                      ------------   ------------   ------------
Net (decrease) increase in cash and cash
  equivalents.......................................    (5,966,679)     4,634,693      3,627,598
  Cash and cash equivalents, beginning of period....     6,520,756        554,077      5,188,770
                                                      ------------   ------------   ------------
  Cash and cash equivalents, end of period..........  $    554,077   $  5,188,770   $  8,816,368
                                                      ============   ============   ============

                See Notes to Consolidated Financial Statements.

                          ACTV, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                               COMMON STOCK           PREFERRED SERIES A         PREFERRED SERIES B        ADDITIONAL
                          -----------------------   -----------------------   ------------------------   ---------------
                            SHARES       AMOUNT        SHARES       AMOUNT      SHARES        AMOUNT     PAID-IN-CAPITAL
                          ----------   ----------   ------------   --------   -----------   ----------   ---------------
Balances December 31,
  1996..................  11,787,106   $1,178,711             --    $   --             --   $       --    $ 42,272,205
                          ----------   ----------   ------------    ------    -----------   ----------    ------------
Issuance of shares in
  connection with
  financings............     733,333       73,333         86,200     8,620                                   3,447,778
Issuance of shares for
  services..............     286,511       28,651                                                              414,473
Issuance of shares in
  connection with
  exchange of preferred
  stock.................   1,795,661      179,566                                                            1,994,980
Issuance of shares in
  connection with
  exercise of stock
  options...............      12,000        1,200                                                               11,160
Net loss applicable to
  common stockholders...
                          ----------   ----------   ------------    ------    -----------   ----------    ------------
Balances December 31,
  1997..................  14,614,611   $1,461,461         86,200     8,620             --   $       --    $ 48,140,596
                          ----------   ----------   ------------    ------    -----------   ----------    ------------
Issuance of shares in
  connection with
  financings............   6,458,332      645,833                                                            9,987,692
Issuance of Series B
  preferred stock.......                                                            5,018    2,805,961       2,527,723
Issuance of shares for
  services..............     373,592       37,359                                                              508,083
Issuance of shares in
  connection with
  exchange of preferred
  stock.................   5,857,406      585,741        (29,900)   (2,990)                                  2,535,660
Issuance of shares in
  connection with
  exercise of stock
  options...............   1,662,452      166,245                                                            2,282,323
Issuance of warrants and
  shares in connection
  with financing
  activities............     793,066       79,307                                                            5,086,153
Net loss applicable to
  common stockholders...
Preferred dividends.....
                          ==========   ==========   ============    ======    ===========   ==========    ============
Balances December 31,
  1998..................  29,759,459   $2,975,946         56,300    $5,630          5,018   $2,805,961    $ 71,068,230
                          ==========   ==========   ============    ======    ===========   ==========    ============
Issuance of common
  shares................   4,059,783      405,978                                                           18,503,996
Issuance of shares for
  services provided.....     931,294       93,129                                                           10,696,587
Issuance of shares in
  connection with
  exchange of preferred
  stock.................   1,061,690      106,169        (56,300)   (5,630)
Issuance of shares in
  connection with
  exercise of stock
  options, stock
  appreciation rights
  and warrants..........   6,355,771      635,577                                                           12,816,409
Preferred stock
  redemption............                                                           (5,018)  (2,805,961)     (2,392,380)
Net loss applicable to
  common stockholders...
Preferred stock
  dividends and
  accretion.............
                          ----------   ----------   ------------    ------    -----------   ----------    ------------
Balances December 31,
  1999..................  42,167,997   $4,216,800             --        --             --           --    $110,692,842
                          ==========   ==========   ============    ======    ===========   ==========    ============


                            DEFICIT
                          ------------
Balances December 31,
  1996..................  $(40,665,512)
                          ------------
Issuance of shares in
  connection with
  financings............
Issuance of shares for
  services..............
Issuance of shares in
  connection with
  exchange of preferred
  stock.................
Issuance of shares in
  connection with
  exercise of stock
  options...............
Net loss applicable to
  common stockholders...   (10,358,683)
                          ------------
Balances December 31,
  1997..................  $(51,024,195)
                          ------------
Issuance of shares in
  connection with
  financings............
Issuance of Series B
  preferred stock.......
Issuance of shares for
  services..............
Issuance of shares in
  connection with
  exchange of preferred
  stock.................
Issuance of shares in
  connection with
  exercise of stock
  options...............
Issuance of warrants and
  shares in connection
  with financing
  activities............
Net loss applicable to
  common stockholders...   (20,389,151)
Preferred dividends.....      (479,173)
                          ============
Balances December 31,
  1998..................  $(71,892,519)
                          ============
Issuance of common
  shares................
Issuance of shares for
  services provided.....
Issuance of shares in
  connection with
  exchange of preferred
  stock.................
Issuance of shares in
  connection with
  exercise of stock
  options, stock
  appreciation rights
  and warrants..........
Preferred stock
  redemption............
Net loss applicable to
  common stockholders...   (22,883,180)
Preferred stock
  dividends and
  accretion.............      (494,431)
                          ------------
Balances December 31,
  1999..................  $(95,270,130)
                          ============

                See Notes to Consolidated Financial Statements.

                          ACTV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--ACTV, Inc. was incorporated on July 8, 1983. ACTV, Inc., including its subsidiaries (the "Company" or "ACTV"), is a digital media company that has developed proprietary technologies, called Individualized Television and HyperTV. Individualized Television enables television programmers and advertisers to create individualized programming for digital television, and HyperTV enhances regular television content with information and interactivity available through the Internet.

    PRINCIPLES OF CONSOLIDATION--The Company's consolidated financial statements include the balances of its operating subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and account balances are eliminated. Minority interest represents an outside stockholder's 49% ownership of the common stock of Digital ADCO.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives (generally five years). Depreciation expense for the years ended December 31, 1997, 1998, and 1999 aggregated $286,883, $762,581, and $929,765, respectively.

    EDUCATION EQUIPMENT--Education equipment consists of standard personal computers adapted to provide individualized programming functionality, videocassette recorders, television monitors and computer printers that the Company holds in inventory. This inventory is carried on the Company's books at the lower of first-in, first-out cost or market. In 1999, the inventory balance of $110,405 was written-off due to a change of the Company's business.

    PATENTS AND PATENTS PENDING--The cost of patents, which for patents issued represents the consideration paid for the assignment of patent rights to the Company and for patents pending represents legal costs related directly to such patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 1998 and 1999, are net of accumulated amortization of $186,485, and $391,236, respectively.

    SOFTWARE DEVELOPMENT COSTS--The Company capitalizes costs incurred for the development of software products where economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (5 years). The balance at December 31, 1998 and 1999 is net of accumulated amortization of $145,553, $249,662, respectively.

    CASH EQUIVALENTS--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    REVENUE RECOGNITION--Sales are recorded as products are shipped or services are rendered. During 1999, we recognized $300,000 in revenues for advertising spots provided to the Company for services rendered.

    RESEARCH AND DEVELOPMENT--Research and development costs, which represent primarily refinements to Individualized Programming, were $820,475 for the year ended December 31, 1998, and $1,392,937 for the year ended December 31, 1999.

    EARNINGS PER SHARE--The Company adopted Statement of Financial Accounting Standards, called SFAS, No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) per share, called EPS, and simplifies the standards for computing EPS currently found in Accounting Principles Board, called APB, Opinion No. 15, "Earnings Per Share". Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Loss per common share equals net loss divided by the weighted average number of shares of the Company's common stock outstanding during the period. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share, as it would be anti-dilutive.

    INTANGIBLES--The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 10 years. The Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business. Impairments, if any, will be recognized through a charge to operations, in the period in which the impairment is deemed to exist. Based on such analysis, the Company does not believe that goodwill has been impaired.

    OTHER CURRENT ASSETS--The Company's consolidated balance sheets at December 31, 1998, and December 31, 1999, reflect balances of $434,575, and $932 respectively, related to cash advances made to executive officers.

    LONG-LIVED ASSETS--In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. The Company did not record impairment losses for the year ended December 31, 1999.

    STOCK-BASED COMPENSATION--Effective December 31, 1997, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION("SFAS No. 123"). In conjunction with the adoption, the Company will continue to apply the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of net loss and EPS as if the fair-value based method prescribed by SFAS No. 123 had been applied.

    USE OF ESTIMATES--The preparation of financial statements in conformity with general accepted accounting principles requires Management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED--In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet determined the impact, if any, the adoption of SFAS No. 133 will have on its financial statements.

    RECLASSIFICATIONS--Certain reclassifications have been made in the December 31, 1997, and 1998 financial statements to conform to the December 31, 1999 presentation.

2. NATURE OF OPERATIONS

    The principal market for the Individualized Television is entertainment programming distributed over digital television systems. The Company expects Individualized Television to derive revenues from subscriber fees, advertising sales, and software and services related to targeted advertising. The Company derived all of its revenues for 1998 and 1999 from HyperTV, which is targeted at the entertainment and education markets. The Company anticipates that the most significant portion of future HyperTV revenues will be derived from the entertainment market, for which the Company introduced a HyperTV application in 1999. The Company subsequently entered into HyperTV programming alliances for this market with The Box Music Network, Showtime, New Line Television, and Turner Entertainment Group. The Company expects the sources of revenue from the entertainment market to be software licensing, data management services, Internet advertising and commerce, content creation fees, and program hosting fees. The Company expects to license third parties to perform much of the program hosting and content creation business for HyperTV in the future.

    Individual customers accounted for more than 10% of the Company's revenues during the years ended 1999, 1998, and 1997. For the year ended December 31, 1999, individual clients accounted for the following percentages of sales: 14%, 14%, 15%, and 17%. For the year ended December 31, 1998, individual customers accounted for the following percentages of sales: 14% and 40%. For the year ended December 31, 1997, an individual customer accounted for the following percentage of sales: 24%.

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

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

4. PROPERTY AND EQUIPMENT--NET

    Property and equipment--net at December 31, 1997, 1998, and 1999 consisted of the following (at cost):

                                              1997         1998         1999
                                           ----------   ----------   ----------
Machinery and equipment..................  $2,931,682   $3,250,720   $4,748,831
Office furniture and fixtures............     501,435      713,968    1,172,067
                                           ----------   ----------   ----------
Total....................................   3,433,117    3,964,688    5,920,898

Less accumulated depreciation............     836,332    1,598,913    2,528,679
                                           ----------   ----------   ----------
Total....................................  $2,596,785   $2,365,775   $3,392,219
                                           ==========   ==========   ==========

5. FINANCING ACTIVITIES

    COMMON STOCK FINANCING

    During the years ended December 31, 1998 and 1999, the Company raised approximately $10.8 and $18.9 million from sales of common stock to private institutional investors and from the exercise of stock options and warrants, totaling approximately $2.4 and $12.0 million.

    PREFERRED STOCK FINANCING

    During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock ($1.9 million in net proceeds) and of 5% exchangeable preferred stock issued by the Company's wholly-owned subsidiary ($9.1 million in net proceeds). This exchangeable preferred stock was convertible into common stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of common stock. After September 1, 1997, holders of the exchangeable preferred stock were able to use the lesser of
(i) the then current market price of the Company's common stock, or (ii) an average market price during the month of August 1997 as the price to which the discount was applied for conversions. In addition, the Company had the right to redeem the exchangeable preferred stock at a price equal to $25 times the number of shares being purchased, plus accrued and unpaid dividends (the "Redemption Price"). This right was exercisable by the Company only if the closing price of the Company's common stock was above $9.00 for thirty consecutive trading days prior to redemption.

    The exchangeable preferred stock was convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately
$4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the common stock. Preferred stock accretion of $2.5 million was recorded and included as minority interest for the year ended December 31, 1997. As of December 31, 1998, all of the exchangeable preferred stock had been converted.

    In November 1998, ACTV issued 5,018 shares of Series B convertible preferred stock ("Series B Stock"), common stock, and warrants to purchase approximately
1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of the subsidiary

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

5. FINANCING ACTIVITIES (CONTINUED)
exchangeable preferred stock. The excess of the fair value of this consideration over the carrying value of the exchangeable preferred stock for which the Series B Stock was issued is included in Minority Interest--Subsidiary Preferred stock dividend and accretion in the accompanying statement of operations. The Series B Stock had a liquidation preference $1,000 per share and paid a dividend, in cash or accumulated and paid in common stock upon conversion, of 10% per annum.

    The Series B Stock was fully redeemable by ACTV at any time at a 10% premium above face value plus accrued dividends. The holders of the Series B Stock were prohibited from converting any shares into common stock through November 13, 1999. Beginning November 13, 1999, the number of shares issued upon conversion was to be determined by dividing the liquidation value of $1,000 plus accrued dividends by the conversion price of $2.00 per common share. Beginning
February 13, 2000, the number of shares issued upon conversion was to be determined by dividing the liquidation value of $1,000 plus accrued dividends by the conversion price of $1.33 per common share. The beneficial conversion feature related to the possible conversion of the Series B Stock at $1.33 per share, which equaled $2,527,723 at the issuance date, was attributed to additional paid-in-capital and was being accounted for as a charge to net loss applicable to common stockholders over the period from issuance through February 13, 2000.

    During May 1999, ACTV redeemed all of the outstanding Series B Stock for a total of approximately $5.8 million. The Series B Stock had been convertible into common stock at $2.00 per share beginning in November 1998. ACTV effectively redeemed the Series B Stock at an equivalent of $2.20 per common stock share, a price significantly less than the market price at the time of the redemption. The redemption avoided the possible future issuance of more than
2.8 million shares of common stock.

    DEBT FINANCING

    In January 1998, the ACTV subsidiaries, ACTV Entertainment, Inc. and The Texas Individualized Television Network, Inc. ("Texas Network") entered into a note purchase agreement, dated as of January 13, 1998 with certain private investors. Pursuant to the agreement, the investors purchased $5.0 million aggregate principal amount notes from the Company's subsidiaries. The notes bear interest at a rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. During the term of the notes, the Company may pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Company chose to make the first two semi-annual interest payments (June 30, 1998 and December 31, 1998) in kind. The note is secured by the assets of the Texas Network, and is guaranteed by ACTV, Inc.

    In connection with the purchase of such note, the investors received on January 14, 1998 a common stock purchase warrant (The "Warrant") of Texas Network that granted the investors either the right to purchase up to 17.5% of the fully-diluted shares of common stock of Texas Network or, through July 14, 1999, to exchange the Warrant for such number of shares of the Company's common stock, at the time of and giving effect to such exchange, that were equal to 5.5% of the fully diluted number of shares of common stock outstanding.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

5. FINANCING ACTIVITIES (CONTINUED)
    For accounting purposes, the Company allocated approximately $1.4 million to the value of the Warrant, based on the market value of the Company's common stock into which the Warrant was convertible at issuance. The Warrant was included outside of Consolidated Stockholders' Equity (Deficiency) due to its cash put feature and the notes were recorded at a value of proceeds received less the value attributed to the Warrant. The difference between the recorded value of the notes and their principal value was being amortized as additional interest expense over the life of the notes. The Warrant was exchanged and exercised for the Company's common stock during the first quarter of 1999.

    The Company intends to repay the debt in full during the second quarter of 2000.

6. STOCKHOLDERS' EQUITY (DEFICIENCY)

    At December 31, 1999, the Company had reserved shares of Common Stock for issuance as follows:

1989 Qualified Stock Option Plan............................      11,183
1989 Non-Qualified Stock Option Plan........................       9,750
1996 Qualified Stock Option Plan............................     302,483
1998 Qualified Stock Option Plan............................     743,334
1999 Qualified Stock Option Plan............................   1,399,500
Options granted outside of formal plans.....................  14,166,588
                                                              ----------
  Total.....................................................  16,632,838
                                                              ==========

    CONVERTIBLE PREFERRED STOCK

    At December 31, 1999, the Company was authorized to issue 1,000,000 shares of blank check preferred stock, par value $0.10 per share, of which 120,000 shares were designated Series A Convertible Preferred Stock and 6,110 shares were designated Series B Stock. There were 86,200 and 56,300 shares of Series A Preferred outstanding at December 31, 1997 and 1998, respectively. Prior to December 31, 1999, the holders converted all of the outstanding shares of Series A preferred stock and the Company cancelled the Series A designation. There were 0 and 5,018 shares of Series B Stock issued and outstanding as of December 31, 1997 and 1998, respectively. The Company redeemed all of the Series B Stock in May 1999 and cancelled the Series B Stock designation.

7. STOCK OPTIONS

    During 1989, the Board of Directors approved an employee incentive stock option plan. This plan provides for the granting to key employees of options to purchase up to 100,000 shares of common stock. The plan stipulates that the option price be not less than fair market value on the date of grant. Options granted will have an expiration date not to exceed ten years from the date of grant. At December 31, 1999, 96,500 options had been granted under this plan (net of cancellations), of which 85,317 had been exercised.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

7. STOCK OPTIONS (CONTINUED)
    In addition, in August 1989, the Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), to be administered by the Board of Directors or a committee appointed by the Board. The Non-Qualified Plan provides for the granting to employees, officers, directors, consultants and independent contractors of options to purchase up to 100,000 shares of common stock. The Non-Qualified Plan stipulates that the option price be not less than fair market value at the date of grant, or such other price as the Board may determine. Options granted under this Plan expire on a date determined by the committee but in no event later than three months after the termination of employment or retainer. At December 31, 1999, 91,500 options had been granted under this plan (net of cancellations), of which 81,750 had been exercised.

    During 1996, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan provides for grants to employees and others who provide significant services to the Company of options to purchase up to 500,000 shares of common stock. As of December 31, 1999, the Company had granted 483,484 options under the plan (net of cancellations), of which 181,001 had been exercised.

    During 1998, the Board of Directors approved the Company's 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for grants to employees and others who provide significant services to us of options to purchase up to 900,000 shares of common stock. As of December 31, 1999, the Company had issued 830,501 options under the plan (net of cancellations), of which 87,167 had been exercised.

    During 1999, the Board of Directors approved the Company's 1999 Stock Option Plan (the "1999 Option Plan"). The 1999 Option Plan provides for grants to employees and others who provide a significant service to the Company of options to purchase up to 1,500,000 shares of common stock. In addition, the 1999 Option Plan allows for options already issued to be consolidated under the Option Plan. As of December 31, 1999, the Company had issued 1,451,500 options under the 1999 Option Plan (net of cancellation), of which 218,000 were consolidated into the plan from stock appreciation rights plans. As of December 31, 1999, 10,000 options had been exercised under the 1999 Option Plan.

    At December 31, 1998, the Company also had outstanding options and warrants not issued pursuant to a formal plan that were issued to directors, certain employees, and consultants and pursuant to financing transactions for the purchase of 14,166,588 shares of common stock. The prices of these options and warrants range from $1.50 to $15.00 per share; they have expiration dates in the years 2000 through 2007. The options and warrants granted are not part of the stock option plans discussed above.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

7. STOCK OPTIONS (CONTINUED)

    A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 is as follows:

                                                               1999                   1998                   1997
                                                              WGTD.                  WGTD.                  WGTD.
                                                               AVG.                   AVG.                   AVG.
                                                   1999        EXER       1998        EXER       1997        EXER
                                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning Of period............   7,850,007              3,539,218              3,328,718
Options and warrants granted..................  14,759,501    $8.20     6,376,073    $1.91       339,683    $1.91
Options and warrants exercised................   5,801,670    $1.98     1,844,951    $1.64        17,000    $0.73
Options and warrants terminated...............     175,000    $4.00       220,333    $2.86       112,183    $4.06
Outstanding at end Of period..................  16,632,838    $7.44     7,850,007    $1.90     3,539,218    $1.81
Options and warrants exercisable at end of
  period......................................   9,369,330    $9.08     5,782,275    $1.99     2,363,134    $1.87

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                            WEIGHTED
                                                             AVERAGE     WEIGHTED                 WEIGHTED
                                              NUMBER        REMAINING    AVERAGE      NUMBER      AVERAGE
                                          OUTSTANDING AT   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                     12/31/99         LIFE        PRICE     AT 12/31/99    PRICE
------------------------                  --------------   -----------   --------   -----------   --------
$0 to 4.00..............................    6,638,338      5.2 Years      $ 1.65     3,427,269     $ 1.69
$4.01 to 8.00...........................    3,082,500      1.2 Years      $ 7.65     2,500,000     $ 8.00
$8.01 to 12.00..........................    1,842,500      3.7 Years      $ 9.78       675,000     $10.85
$12.01 to 15.00.........................    5,033,500      2.8 Years      $14.00     5,000,000     $14.00
$15.01 to 25.00.........................       36,000      4.9 Years      $20.26             0        N/A

    The weighted average fair value of options granted during 1998 and 1999 was $.97 and $5.85 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's common stock on the date of grant. The Company applies APB No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for option issuances. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss and loss per basic and diluted share for the years ended

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

7. STOCK OPTIONS (CONTINUED)
December 31, 1997, 1998, and 1999 would have been increased to the pro forma amounts indicated below:

                                                           1997          1998          1999
                                                        -----------   -----------   -----------
NET LOSS TO COMMON STOCKHOLDERS
  As reported.........................................  $10,358,683   $20,552,359   $23,377,611
  Pro forma...........................................  $10,574,807   $21,987,835   $25,780,428

NET LOSS PER BASIC AND DILUTED COMMON SHARE
  As reported.........................................  $      0.80   $      0.96   $      0.61
  Pro forma...........................................  $      0.82   $      1.02   $      0.67

    The Company estimated the fair value of options issued during 1997, 1998, and 1999 on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility for 1997, 1998, 1999 of 57.3%, 49.5%, and 94.4%, respectively, and a risk free interest rate of 6% for all years.

8. STOCK APPRECIATION RIGHTS PLANS

    The Company's 1992 Stock Appreciation Rights Plan ("SARs Plan") was approved by the Company's stockholders in December 1992. Subject to adjustment as set forth in the 1992 SARs Plan, the aggregate number of stock appreciation rights to be granted could not exceed 900,000.

    The Company's 1996 SARs Plan was adopted by the Board of Directors in
April 1996 and approved by the stockholders in July 1996. Subject to adjustment as set forth in the 1996 SARs Plan, the aggregate number of SARs to be granted pursuant to the 1996 SARs plan could not exceed 500,000; provided, however, that at no time could there be more than an aggregate of 900,000 outstanding, unexercised SARs granted pursuant to both the 1996 SARs Plan and the 1992 SARs Plan. The 1996 SARs Plan imposed no limit on the number of recipients to whom awards could be made. Both the 1992 and 1996 SARs Plans were administered by the Stock Appreciation Rights Committee of the Company's Board of Directors.

    SARs could not be exercised until six months from the date of grant. SARs issued pursuant to the 1992 SARs Plan vested in five equal annual installments beginning twelve months from the date of grant. SARs issued pursuant to the 1996 SARs Plan vested either in a lump sum or in such installments, which did not need to be equal, as the Committee determined. If a holder of SARs ceased to be an employee, director or consultant of the Company, or a subsidiary or affiliate, other than by reason of the holder's death or disability, any SARs that had not vested became void. Exercise of SARs also were subject to such further restrictions (including limits on the time of exercise) as were necessary to satisfy the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission and any other applicable law or regulation (including, without limitation, federal and state securities laws and regulations). SARs were not transferable except by will or under the laws of descent and distribution or pursuant to a domestic relations order as defined in the Internal Revenue Code of 1986, as amended.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

8. STOCK APPRECIATION RIGHTS PLANS (CONTINUED)
    Upon exercise of SARs the holder received for each share for which a stock appreciation right was exercised, as determined by the SARs Committee in its discretion, (a) shares of the Company's common stock, (b) cash, or (c) cash and shares of common stock, equal to the difference between (i) the fair market value per share of the common stock on the date of exercise of the stock appreciation right and (ii) the exercise price of a stock appreciation right, which amount could be no less than the fair market value per share of common stock on the date of grant of the SARs.

    Under the 1992 SARs Plan, as of December 31, 1998, the Company had granted 516,000 outstanding SARs (with an exercise price of $1.50 per share) to ten employees. The SARs expired between 2001 and 2006. Under the 1996 SARs Plan, as of December 31, 1998, the Company had granted 380,000 outstanding SARs (with an exercise price of $1.50 per share) to six employees. The SARs expired between 2002 and 2006. During 1998, no SARs were exercised.

    The Company's balance sheets at December 31, 1999 and December 31, 1998, reflect expense accruals of $0 and $2.0 million, respectively, related to the Company's SARs plan. No SARs were exercised for cash during the first three quarters of 1999. In May 1999, Messrs. Samuels, Reese and Crowley agreed to retroactively exercise their vested SARs for unregistered shares of common stock, based upon the closing market price of $3 15/16 on January 4, 1999. As a result, the SARs expense for the first three months of 1999 was approximately $3.2 million less than it would have been otherwise. In September 1999, all remaining SARs were converted into options that became part of the Company's 1999 Option Plan. This conversion resulted in a current period expense of $1.3 million with an additional charge of $381,000 to future periods when the corresponding options vest. In September 1999, the Company exchanged all of the outstanding SAR for stock options with the same exercise prices and vesting dates and cancelled its SAR plans. To account for this exchange, for the year ended December 31, 1999, the Company simultaneously incurred non-cash compensation expense of $1,254,000 as a component of selling and administrative expense and non-cash income of $2.6 million from the elimination of the SAR liability related. Additionally, the Company incurred a $381,000 non-cash charge to deferred expenses for rights that had not vested as of December 31, 1999.

9. INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

    Deferred income taxes reflect the net tax effects at an effective tax rate of 35.33% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

9. INCOME TAXES (CONTINUED)
carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997, December 31, 1998, and December 31, 1999 are as follows:

                                          1997           1998           1999
                                      ------------   ------------   ------------
Deferred tax assets:
Operating loss carryforwards........  $ 16,131,213   $ 20,254,782   $ 27,388,791
Differences between book and tax
  basis of property.................        56,148        852,587      1,561,275
                                      ------------   ------------   ------------
                                        16,187,361     21,107,369     28,950,066
Deferred tax liabilities:
Differences between book and tax
  basis of property.................      (181,104)      (454,618)      (305,561)
                                      ------------   ------------   ------------
                                        16,000,257     20,652,751     28,644,505
                                      ------------   ------------   ------------

Valuation Allowance.................   (16,000,257)   (20,652,751)   (28,644,505)
                                      ------------   ------------   ------------
Net deferred tax asset..............  $          0   $          0   $          0
                                      ============   ============   ============

    The increase in the valuation allowance for the year ended December 31, 1998 and 1999, was approximately $4.7 and $8.0 million, respectively. There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

    Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. The February 2000 follow on offering of our common stock may have triggered such an ownership change. In that event, we would not be able use our pre-ownership-change net operating losses in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by a specified rate, which was 5.72% for ownership changes that took place during January 2000.

    At December 31, 1998 and 1999, the Company has Federal net operating loss carryovers of approximately $57.3 and $77.5 million, respectively. These carryovers will expire between the years 1999 and 2014.

10. RETIREMENT PLAN

    The Company sponsors a 401(k) savings plan for employees who have completed at least one full year of service. The Company has a policy of matching employee 401(k) deferrals dollar for dollar up to the first 5% of each participating employee's annual compensation.

    Percentage vesting of the matching contributions is based on an employee's term of service with the Company, starting at 20% for employees with more than two years of service, and increasing ratably to 100% for employees with more than six years of service.

    To date, the Company has made all such contributions in the form of its common stock. For the 401(k) plan years 1997, 1998 and 1999, the Company contributed the common stock equivalent of $86,192, $132,162, and $154,565 respectively.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

11. COMMITMENTS

    At December 31, 1999, future aggregate minimum lease commitments under non-cancelable operating leases, which expire in 2000, 2001, 2005 and 2015, were approximately $13,180,000. The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 1997, 1998, and 1999 aggregated $330,430, $422,729, and $518,882 respectively.

    The Company has employment agreements with certain key employees. These agreements extend for a period of a maximum of five years and contain non-competition provisions, which extend one year after termination of employment with the Company. The Company is committed to expend a total of approximately $2.3 per year under these agreements.

12. CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company attempts to mitigate cash investment risks by placing such investments in insured depository accounts and with financial institutions that have high credit ratings. Concentrations of risk with respect to trade receivables exist because of the relatively few companies or other organizations (primarily educational or government bodies) with which the Company currently does business. The Company attempts to limit these risks by closely monitoring the credit of those to whom it is contemplating providing its products, and continuing such credit monitoring activities and other collection activities throughout the payment period. In certain instances, the Company will further minimize concentrations of credit risks by requiring partial advance payments for the products provided.

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

14. SEGMENT REPORTING

    ACTV, Inc., develops and markets proprietary technologies for individualized television programming ("Individualized Programming") and for television/Internet convergence ("HyperTV"). Since its inception, the Company has been engaged in the development of Individualized Programming, the production of programs that use Individualized Programming and marketing and sales of the various products and services incorporating Individualized Programming. During 1996, the Company conceptualized and developed HyperTV for the television/Internet convergence market. In 1997, the Company introduced to the education market eSchool-Registered Trademark- Online, which was the first commercial application of HyperTV.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

14. SEGMENT REPORTING (CONTINUED)
    Information concerning the Company's business segments in 1997, 1998, and 1999 is as follows:

                                           1997          1998          1999
                                        -----------   -----------   -----------
REVENUES
Individualized Television.............  $        --   $        --   $        --
HyperTV...............................    1,650,955     1,405,838     2,117,938
Unallocated corporate.................           --            --            --
                                        -----------   -----------   -----------
Total.................................  $ 1,650,955   $ 1,405,838   $ 2,117,938
                                        -----------   -----------   -----------
DEPRECIATION & AMORTIZATION
Individualized Television.............  $   172,123   $   763,241   $   891,729
HyperTV...............................       29,622       206,338       450,406
Unallocated Corporate.................      552,309       563,151       660,901
                                        -----------   -----------   -----------
Total.................................  $   754,054   $ 1,532,730   $ 2,003,036
                                        -----------   -----------   -----------
INTEREST EXPENSE (INCOME)
Individualized Television.............  $    (9,391)  $   850,770   $ 1,014,617
HyperTV...............................       (8,128)       (8,405)        1,211
Unallocated corporate.................      (99,351)       94,403      (420,358)
                                        -----------   -----------   -----------
Total.................................  $  (116,870)  $   936,768   $   595,470
                                        -----------   -----------   -----------
NET LOSS
Individualized Television.............  $ 2,678,832   $ 5,273,173   $ 6,203,020
HyperTV...............................    1,771,671     2,020,228     4,421,230
Unallocated corporate.................    5,908,180    13,574,923    12,753,361
                                        -----------   -----------   -----------
Total.................................  $10,358,683   $20,868,324   $23,377,611
                                        -----------   -----------   -----------
CAPITAL EXPENDITURES
Individualized Television.............  $   139,897   $   947,710   $ 2,030,469
HyperTV...............................      273,778       361,716     2,768,824
Unallocated corporate.................    2,482,128       618,495     6,110,909
                                        -----------   -----------   -----------
Total.................................  $ 2,895,803   $ 1,927,921   $10,910,202
                                        -----------   -----------   -----------
CURRENT ASSETS
Individualized Television.............  $   290,421   $ 1,449,763   $ 1,857,450
HyperTV...............................      775,855       844,683     1,334,634
Unallocated corporate.................      337,255     4,280,110     8,373,750
                                        -----------   -----------   -----------
Total.................................  $ 1,403,531   $ 6,574,556   $11,565,834
                                        -----------   -----------   -----------
TOTAL ASSETS
Individualized Television.............  $ 3,105,174   $ 4,708,444   $ 6,244,009
HyperTV...............................    1,023,170     1,250,825     4,712,644
Unallocated corporate.................    3,773,575     7,646,773    17,195,405
                                        -----------   -----------   -----------
Total.................................  $ 7,901,918   $13,606,042   $28,152,058
                                        -----------   -----------   -----------

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

15. INVESTMENT AND ADJUSTMENTS

    In January 1995, the Company invested $274,325 in the common stock (approximately 15% of ownership interest) of a company, which had licensed the Company's Individualized Programming for commercialization in special-purpose theaters.

    The Company also performed executive production services for this company on a fee basis. During 1996, the Company recorded license fee and production service revenue from the company of $16,789 and $199,666, respectively. At December 31, 1996, the Company had unpaid receivables pursuant to such revenues of $82,746.

    During 1997, the company filed for liquidation under United States Bankruptcy laws. In anticipation of such filing, at December 31, 1996 the Company provided a reserve for the full amount of the receivables outstanding of $82,746 and a valuation allowance for its full investment in the Licensee of $274,325.

16. INCENTIVE COMPENSATION PROVISIONS

    For the year ended December 31, 1999, the Company incurred executive compensation expense of $4.4 million. Approximately $1.3 million of the yearly total was non-cash compensation attributable to the exchange of stock options for stock appreciation rights, as described above. An additional component of total compensation expense was approximately $3.1 million for the year, related to an incentive compensation provision that is based on changes in the market value of the Company's common stock during the twelve-month period ended
March 31, 1999. The Company is accruing the total value of the award in four equal quarterly amounts, beginning March 31, 1999, since it is payable in quarterly installments that are contingent on continued employment of the executive receiving this compensation. The Company paid approximately 55% of the award, in the form of unregistered common stock.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    The consolidated financial statements at December 31, 1998 and 1999, reflect non-cash activity during the years ended December 31, 1998 and 1999, that relate to stock appreciation rights, notes and stock issued in lieu of cash compensation, subsidiary preferred stock dividends and accretions, and preferred stock dividends payable. The non-cash stock appreciation rights activity for the years ended December 31, 1998 and 1999, increased by $2.0 million for both years. The stock issued in lieu of cash compensation for the years ended December 31, 1998 and 1999 was $2.0 million and $6.4 million, respectively. The notes issued in lieu of cash compensation for the years ended December 31, 1998 was $686,641. During the term of the notes issued in January 1998 by ACTV subsidiaries, ACTV Entertainment, Inc. and the Texas Network, the Company may pay any four semi-annual interest payments in kind rather than in cash. The Company chose to make the first two semi-annual interest payments in kind through issuance of notes (June 30, 1998 and December 31, 1998). The subsidiary preferred stock dividends and accretions for the years ended December 31, 1998 was $5.7 million and the preferred stock dividends payable for the years ended December 31, 1998 and 1999 increased by $162,595 and $115,660, respectively.

    The Company made no cash payments of interest or income taxes during the years ended December 31, 1997 and 1998. During the year ended December 31, 1999, the Company made cash

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED) interest payments of $739,263, related to the $5.0 million original fair value note, and no cash payments of income tax.

18. MINORITY INTEREST

    In November 1999, the Company formed a company with Motorola Broadband Communications Sector, formerly General Instrument Corporation, to develop applications for the delivery of addressable advertising to cable subscribers regardless of whether they have subscribed to an individualized television service. The applications developed through this company, Digital ADCO, would permit advertisers to deliver targeted messages to individual viewers based on 32 demographic information stored in their digital set-top boxes. The Digital ADCO system would allow different advertisements to go to different households watching the same television show. Under the terms of our agreement with Motorola Broadband, the Company licensed five of the Company's patents to Digital ADCO in exchange for 51% of the common stock of Digital ADCO. Motorola Broadband has licensed six of its patents, and made a $5.0 million capital commitment for 49% of Digital ADCO's common stock. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November, the first
$2.0 million of $5.0 million was contributed to the company by General Instruments with $3.0 million to follow in the next twelve months.

19. SUBSEQUENT EVENTS

    In February 2000, the Company completed a follow-on offering of 4.0 million common shares as well as 0.6 million common shares to cover the over-allotments of the Company's underwriters, Credit Suisse First Boston, Bear Stearns &
Co. Inc., Lehman Brothers, and Salomon Smith Barney. The total common shares of
4.6 million were priced to the public at $30 per share or $138 million. Underwriting discounts and commissions of $1.80 per share or $8.28 million were deducted resulting in net proceeds of $28.70 per share or $129.7 million. The Company intends to use the net proceeds from our sale of shares in the offering to repay approximately $5.9 million of outstanding indebtedness; and for general corporate purposes, including working capital requirements, potential minority investments in strategic alliances and potential acquisition.

(A)2. FINANCIAL STATEMENT SCHEDULE

    The following Financial Statement Schedule for the years ended December 31, 1999, December 31, 1998, and December 31, 1997 is filed as part of this Annual Report.

                          ACTV, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

19. SUBSEQUENT EVENTS (CONTINUED)
    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            COLUMN B           COLUMN C            COLUMN D     COLUMN E
                                           ----------   -----------------------   ----------   ----------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Year ended 12/31/97:

Accounts receivable allowance for
  doubtful accounts......................   $ 82,746      $43,188           --      $82,746      $43,188
Reserve for investment losses............   $274,325           --     $274,325           --           --

Year ended 12/31/98:

Accounts receivable allowance for
  doubtful accounts......................   $ 43,188           --           --      $43,188           --
Reserve for investment losses............         --           --           --           --           --

Year ended 12/31/99:

Accounts receivable allowance for
  doubtful accounts......................   $     --           --           --           --           --
Reserve for investment losses............         --           --           --           --           --

    During 1997, the balances of $82,746 of accounts receivable and $274,325 of investments were written off as uncollectable or unrecoverable, respectively. During 1998, there were no changes to either the accounts receivable allowance or investment loss reserve. Uncollectable accounts receivables in the amount of $43,188 were written off in 1999.

(a)3. EXHIBITS (inapplicable items omitted):

3.1.a      Restated Certificate of Incorporation of ACTV, Inc. *

3.1.b      Amendment to Certificate of Incorporation of ACTV, Inc. **

3.1.c      Deleted.

3.2        By-Laws of ACTV, Inc. *

9.1        Deleted.

9.2        Deleted.

10.1       First Amendment dated January 13, 1997 to Lease dated
           January 23, 1996 by and between ACTV, Inc., as the Tenant, and Rockefeller Center Properties, as the Landlord. ****

10.2       Form of 1989 Employee Incentive Stock Option Plan. *

10.3       Form of Amendment No. 1 to 1989 Employee Incentive Stock
           Option Plan. *

10.4       Form of 1989 Employee Non-qualified Stock Option Plan. *

10.5       Form of Amendment No. 1 to 1989 Employee Non-qualified Stock
           Option Plan. *

10.8       1996 Non-qualified Stock Option Plan. ****

10.9       1992 Stock Appreciation Rights Plan. ****

10.10      1996 Stock Appreciation Rights Plan. ****

10.11      Deleted--replaced by 10.40.

10.12      Deleted--replaced by 10.41.

10.13      Deleted--replaced by 10.42.

10.14 Master Programming License Agreement dated December 2, 1996, by and between ACTV, Inc. and Liberty/Fox Sports, LLC. ****

10.15 Enhancement License Agreement dated December 4, 1996, by and between ACTV, Inc. and Prime Ticket Networks, L.P., d/b/a
           Fox Sports West. ++, ****

10.16 Enhancement License Agreement dated February 28, 1997, by and between ACTV, Inc. and ARC Holding, Ltd., d/b/a Fox
           Sports Southwest. ++, ****

10.17      Agreement dated March 30, 1995 between General Instrument
           Corporation and ACTV, Inc.***

10.18      Technical Services Agreement dated May 1995 between the
           David Sarnoff Research Center, Inc. and ACTV, Inc. ***

10.19      Deleted.

10.21(a)   Deleted.

10.21(b)   Deleted.

10.21(c)   Option Agreement dated September 29, 1995 between ACTV, Inc.
           and Richard H. Bennett. ***

10.21(d)   Assignment dated September 29, 1995 between ACTV, Inc. and
           Richard H. Bennett. ***

10.21(e)   Deleted--replaced by 10.44(a).

10.21(f)   Deleted.

10.21(h)   Deleted--replaced by 10.44(b).

10.21(j)   Deleted--replaced by 10.44(c).

10.22      Deleted--expired.

10.23(a)   Deleted--replaced by 10.43(a).

10.23(b)   Deleted--replaced by 10.43(b).

10.23(c)   Deleted--replaced by 10.43(c).

10.23(d)   Deleted.

10.23(e)   Deleted.

10.23(f)   Deleted.

10.23(g)   Deleted.

10.24(a)   Stock Option Agreement, dated March 14, 1997, by and between
           HyperTV Networks, Inc. and William C. Samuels. +

10.24(b)   Stock Option Agreement, dated March 14, 1997, by and between
           HyperTV Networks, Inc. and Bruce Crowley. +

10.24(c) Stock Option Agreement, dated October 1, 1997, by and between HyperTV Networks, Inc. and William Samuels. +

10.24(d) Stock Option Agreement, dated October 1, 1997, by and between HyperTV Networks, Inc. and Bruce Crowley. +

10.24(e)   Stock Option Agreement, dated March 14, 1997, between
           HyperTV Networks, Inc. and David Reese. ++++

10.25(a)   Stock Option Agreement by and between ACTV Entertainment,
           Inc. and William Samuels dated March 14, 1997 and amended
           January 14, 1998. +

10.25(b)   Stock Option Agreement by and between ACTV Entertainment,
           Inc. and David Reese dated March 14, 1997 and amended
           January 14, 1998. +

10.25(c)   Stock Option Agreement, dated March 14, 1997, between ACTV
           Entertainment, Inc. and Bruce Crowley. ++++

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

10.26(f)   Deleted--superceded by 10.26(f)1.

10.26(f)1  Stock option agreement dated as of March 14, 1997, and amended on January 14, 1998 and January 4, 1999, among Texas
           Individualized Television Network, Inc., ACTV, Inc. and
           William Samuels. ++++

10.26(g)   Stock Option Agreement by and between Florida Individualized
           Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +

10.26(h)   Stock Option Agreement by and between Northwest
           Individualized Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +

10.26(i)   Stock Option Agreement between New York Individualized
           Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +

10.26(j)   Stock Option Agreement between San Francisco Individualized
           Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +

10.26(k)   Stock Option Agreement between Los Angeles Individualized
           Television Network, Inc. and David Reese dated March 14,
           1997 and amended January 14, 1998. +

10.26(l)   Deleted--superceded by 10.26(l)1.

10.26(l)1  Stock option agreement dated as of August 18, 1999 among
           ACTV, David Reese and Texas Individualized Television
           Network, Inc. ++++

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

10.38      Form of Note Purchase Agreement of the Texas Individualized
           Television Network dated as of January 13, 1998 *****

10.39      Deleted.

10.40      Deleted--superceded by 10.40.1.

10.40.1 Amended employment agreement dated as of August 1, 1995 between ACTV, Inc. and William Samuels. ++++

10.41      Deleted--superceded by 10.41.1.

10.41.1    Employment agreement dated as of August 1, 1995, as amended
           October 6, 1999, between ACTV, Inc. and David Reese. ++++

10.42      Deleted--superceded by 10.42.1.

10.42.1    Employment agreement dated as of August 1, 1995, as amended
           October 6, 1999, between ACTV, Inc. and Bruce Crowley. ++++

10.43(a)   Deleted--superceded by 10.51.

10.43(b)   Deleted--superceded by 10.52.

10.43(c)   Deleted--superceded by 10.53.

10.44(a)   Deleted--superceded by 10.44(a)1.

10.44(a)1  Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and William Samuels. ++++

10.44(b)   Deleted--superceded by 10.44(b)1.

10.44(b)1  Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and David Reese. ++++

10.44(c)   Deleted--superceded by 10.44(c)1.

10.44(c)1  Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and Bruce Crowley. ++++

10.45      Amended license agreement dated March 8, 1999, between ACTV,
           Inc. and ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997. +++

10.46      Amended license agreement dated March 8, 1999, between ACTV,
           Inc. and HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997. +++

10.47      Patent assignment and license agreement between ACTV, Inc.
           and Earthweb, Inc. dated December 1, 1997. +++

10.48      Deleted--superceded by 10.48.1.

10.48.1    Employment agreement dated January 1, 1999, as amended as of
           January 1, 2000, between ACTV, Inc. and Christopher Cline.
           ++++

10.49      Amendment dated as of December 4, 1999 to HyperTV Networks,
           Inc. Option Agreements, between HyperTV Networks, Inc. and various officers and employees thereof, including William
           Samuels, David Reese and Bruce Crowley. ++++

10.50      Amendment dated as of December 4, 1999 to ACTV
           Entertainment, Inc. Option Agreements, between ACTV
           Entertainment, Inc. and various officers and employees thereof, including William Samuels, David Reese and Bruce
           Crowley. ++++

10.51 Amended stock option agreement dated February 21, 1998 between ACTV, Inc. and William C. Samuels. ++++

10.52 Amended stock option agreement dated February 21, 1998 between ACTV, Inc. and Bruce Crowley. ++++

10.53 Amended stock option agreement dated February 21, 1998 between ACTV, Inc. and David Reese. ++++

10.54 Lease dated as of December 1, 1999 between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ++++

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

      +++ Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1998.

     ++++  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 17th day of March 2000.

                                                                   ACTV, Inc.

                                                    By:  /s/ WILLIAM C. SAMUELS
                                                         ---------------------------------
                                                         William C. Samuels
                                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

       SIGNATURE                              TITLE                            DATE
       ---------                              -----                            ----
 /s/ WILLIAM C. SAMUELS   Chairman of the Board, Chief Executive          March 17, 2000
------------------------  Officer, President and Director
   William C. Samuels

    /s/ DAVID REESE       President, Chief Operating Officer,             March 17, 2000
------------------------  President--ACTV Entertainment, Inc.,
      David Reese         and Director

   /s/ BRUCE CROWLEY      Executive Vice President,                       March 17, 2000
------------------------  President--HyperTV Networks, Inc.
     Bruce Crowley        and Director

   /s/ CHRISTOPHER C.     Senior Vice President, Chief                    March 17, 2000
         CLINE            Financial Officer
------------------------  and Secretary
  Christopher C. Cline

   /s/ WILLIAM FRANK      Director                                        March 17, 2000
------------------------
     William Frank

  /s/ MELVYN N. KLEIN     Director                                        March 17, 2000
------------------------
    Melvyn N. Klein

 /s/ STEVEN W. SCHUSTER   Director                                        March 17, 2000
------------------------
   Steven W. Schuster