Form 10-Q
period 2000-03-31
ACTV INC /DE/
filed 2000-05-15
CIK 854152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 12, 2000, there were 49,644,894 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            March 31,
                                                          December 31,        2000
ASSETS                                                        1999         (Unaudited)
                                                         -------------    -------------
Current assets:
     Cash and cash equivalents .......................   $   8,816,368    $ 153,102,974
     Accounts receivable-net .........................       1,160,036        1,228,542
        Other ........................................       1,589,430        1,786,458
                                                         -------------    -------------
         Total current assets ........................      11,565,834      156,117,974
                                                         -------------    -------------
Property and equipment-net ...........................       3,392,219        3,529,913
                                                         -------------    -------------
Other assets:
     Patents and patents pending .....................       8,142,928        8,066,122
     Software development costs ......................       2,183,950        2,285,858
     Goodwill ........................................       1,788,444        1,681,851
     Other ...........................................       1,078,683        1,545,634
                                                         -------------    -------------
         Total other assets ..........................      13,194,005       13,579,465
                                                         -------------    -------------
              Total ..................................   $  28,152,058    $ 173,227,352
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...........   $   1,708,611    $   1,297,055

Long-term notes payable ..............................       4,803,342        4,865,281

Minority interest ....................................       2,000,593        1,830,142

Stockholders' equity:
     Preferred stock, $.10 par value, 1,000,000
     shares authorized, none issued and outstanding ..              __               __
     Common stock, $.10 par value, 65,000,000 shares
      authorized: issued and outstanding 42,167,997 at
      December 31, 1999, 49,616,062 at March 31, 2000        4,216,800        4,961,606
     Additional paid-in capital ......................     110,692,842      260,204,416
     Accumulated deficit .............................     (95,270,130)     (99,931,148)
                                                         -------------    -------------
         Total stockholders' equity ..................      19,639,512      165,234,874
                                                         -------------    -------------
              Total ..................................   $  28,152,058    $ 173,227,352
                                                         =============    =============

                 See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,                           1999            2000

                                                   ------------    ------------

Revenues .......................................   $    400,794    $    840,237
                                                   ------------    ------------

Costs and Expenses:
   Cost of sales ...............................         54,777         323,714
   Operating expenses ..........................        361,472       1,916,110
   Selling and administrative ..................      2,819,848       3,564,674
   Depreciation and amortization ...............        370,314         662,569
   Amortization of goodwill ....................        106,593         106,593
   Stock appreciation rights ...................      3,410,824              --
                                                   ------------    ------------
      Total expenses ...........................      7,123,828       6,573,660

Interest income ................................         51,022       1,163,260
Interest (expense) .............................       (230,681)       (261,305)
                                                   ------------    ------------
   Interest (expense)/income - net .............       (179,659)        901,955

                                                   ------------    ------------
Net (loss) .....................................     (6,902,693)     (4,831,468)
                                                   ------------    ------------

Minority interest - subsidiary .................             --         170,450
Preferred stock dividend and accretion .........        477,778              --
                                                   ------------    ------------
Net (loss) applicable to common stockholders ...   $ (7,380,471)   $ (4,661,018)
                                                   ============    ============

Basic and diluted (loss) per common share ......   $      (0.23)   $      (0.10)

Weighted average number of common
 shares outstanding ............................     31,990,224      44,943,137
                                                   ------------    ------------

                 See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

         Three Months Ended March 31,                                   1999             2000

                                                                    -------------    -------------
Cash flows from operating activities:
Net loss applicable to common
     stockholders ...............................................   $  (7,380,471)   $  (4,661,018)
Adjustments to reconcile net loss
     to net cash used in operations:
     Depreciation and amortization ..............................         476,906          769,162
     Stock appreciation rights ..................................       3,410,824               --
     Amortization and accretion of deferred
         expenses related to debt financing .....................              --          246,757
     Common stock issued for services ...........................         238,900           68,219
     Common stock issued for preferred
         dividends and accretion ................................          75,920               --
       Notes issued in lieu of cash interest
         payment ................................................         195,478               --
Changes in assets and liabilities:
     Accounts receivable ........................................         (52,080)         (68,506)
     Education equipment inventory ..............................          33,175               --
     Other assets ...............................................         445,053         (732,196)
       Preferred dividends and accretions .......................         401,858               --
     Accounts payable and accrued expenses ......................         536,350         (596,374)
     Minority interest ..........................................              --         (170,450)
                                                                    -------------    -------------
         Net cash used in operating
            activities ..........................................      (1,618,087)      (5,144,406)
Cash flows from investing activities:
     Investment in patents and patents pending ..................         (23,176)         (68,268)
     Purchases of property and equipment ........................        (412,696)        (486,411)
     Investment in software development costs ...................        (252,142)        (270,688)
                                                                    -------------    -------------
         Net cash used in investing activities ..................        (688,014)        (825,367)
Cash flows from financing activities:
      Net proceeds from equity financing ........................         824,269      150,256,379
                                                                    -------------    -------------
         Net cash provided by financing
            activities ..........................................         824,269      150,256,379
                                                                    -------------    -------------
Net (decrease) increase in cash and cash
     equivalents ................................................      (1,481,832)     144,286,606
     Cash and cash equivalents,
        beginning of period .....................................       5,188,770        8,816,368
                                                                    -------------    -------------
     Cash and cash equivalents,
        end of period ...........................................   $   3,706,938    $ 153,102,974
                                                                    =============    =============

                See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock               Preferred Stock       Additional Paid-
                                Shares          Amount       Shares        Amount        in-Capital       Deficit          Total
---------------------------- ------------    ------------  -----------   -----------  ----------------  ------------   ------------
Balances December 31, 1999     42,167,997    $  4,216,800           --            --    $110,692,842    $(95,270,130)  $ 19,639,512
---------------------------- ------------    ------------  -----------   -----------    ------------    ------------   ------------

Issuance of shares in
connection with public
offering                        4,600,000         460,000                               128,917,268                     129,377,268

Issuance of shares in
connection
with exercise of stock
options & warrants              2,848,065         284,806                                 20,594,306                     20,879,112

Net loss                                                                                                  (4,661,018)    (4,661,018)
                             ------------    ------------  -----------   -----------    ------------    ------------   ------------

Balances March 31, 2000        49,616,062    $  4,961,606           --            --    $260,204,416    $(99,931,148)  $165,234,874
                             ============    ============  ===========   ===========    ============    ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 and 2000

1. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of a full year's operations. In the opinion of our management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

2. The stock appreciation rights expense for the three months ended March 31, 2000 and 1999 was $0 and $3.4 million respectively. In September 1999, all remaining SARs were converted into options under our 1999 option plan.

3. In November 1998, we issued 5,018 shares of Series B convertible preferred stock, common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of exchangeable preferred stock, which had been issued by a subsidiary of ours. The excess of the fair value of this consideration over the carrying value of the convertible preferred stock for which it was issued is included in Minority Interest - Subsidiary Preferred Stock Dividend in the accompanying statements of operations. The Series B preferred had a liquidation preference of $1,000 per share and paid a dividend of 10% per annum, in cash or accumulated and paid in common stock upon conversion.

      During May 1999, we redeemed all of the outstanding Series B preferred stock for a total of approximately $5.8 million.

4. On February 3, 2000, we completed a follow-on offering of 4.6 million common shares, including 0.6 million common shares to cover the over-allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share or $8.28 million, resulting in net proceeds of $28.20 per share, or $129.7 million.

      On March 27, 2000 Liberty Digital, Inc. invested an additional $20 million in us, increasing its investment to 16% by exercising a warrant granted in March 1999.

5. In January 1998, subsidiaries of ours, entered into a note purchase agreement with certain private investors. Pursuant to the agreement, the purchasers purchased $5.0 million aggregate principal amount notes from our subsidiaries. The notes bore interest at a rate of 13.0% per annum, payable semi-annually. During the term of the note, the Issuer had the option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum.

      In connection with the purchase of such note, the purchasers received a warrant that allowed the holder, among other rights, to exchange the warrant for such number of shares of our common stock, at the time of and giving effect to such exchange, equal to 5.5% of the fully diluted number of shares of common stock outstanding, after giving effect to the exercise or conversion of all then outstanding options, warrants and other rights to purchase or acquire shares of common stock.

      For accounting purposes, we allocated approximately $1.4 million to the value of the warrant, based on a valuation by an independent investment banker. The warrant was included outside of Consolidated Stockholders' Equity (Deficiency), due to its cash put feature and was being amortized as additional interest expense over the life of the notes. The warrant was exercised during the first quarter of 1999.

      On April 3, 2000, we repaid the notes in full, thereby incurring a loss on extinguishments of debt that we will record as an extraordinary item for the three months ended June 30, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139 or $.03 per share.

6. We made no cash payments of interest or income taxes during the three months ended March 31, 1999 and 2000.

7. For the three months ended March 31, 2000 and 1999 we incurred executive incentive compensation expense of $0 and $780,844, respectively. This expense is related to an incentive compensation provision that is based on changes in the market value of our common stock. For the year 2000, we will accrue the total value of the award in five equal quarterly amounts of approximately $2.3 million, beginning in the second quarter. The future compensation to be recognized is contingent on continued employment of the executive.

8. We have two principal business segments that develop and market proprietary technologies for individualized television programming and for television/Internet convergence. Since our inception, we have been engaged in the development of individualized programming, the production of programs that use individualized programming and marketing and sales of the various products and services incorporating individualized programming. During 1996, we conceptualized and developed HyperTV for the television/Internet convergence market. In 1997, we introduced to the education market a suite of software and service offerings called eSchool(R) Online, which was the first commercial application of HyperTV.

Information concerning the our business segments for the periods ending March 31, 1999 and 2000 are as follows:

                                                  1999                 2000
                                             -------------        -------------
Revenues
Individualized Television                    $          --        $          --
HyperTV                                            400,794              840,237
Unallocated corporate                                   --                   --
                                             -------------        -------------
Total                                        $     400,794        $     840,237
                                             =============        =============
Depreciation & Amortization
Individualized Television                    $     189,980        $     317,785
HyperTV                                            144,120              199,710
Unallocated Corporate                              142,807              251,668
                                             -------------        -------------
Total                                        $     476,907        $     769,163
                                             =============        =============

Interest (Expense) Income
Individualized Television                    $    (216,726)       $    (249,882)
HyperTV                                             (2,281)                 522
Unallocated corporate                               39,348            1,151,315
                                             -------------        -------------
Total                                        $    (179,659)       $     901,955
                                             =============        =============

Net (Loss)
Individualized Television                    $  (1,176,232)       $  (1,783,020)
HyperTV                                           (676,324)          (2,009,010)
Unallocated corporate                           (5,527,915)            (868,988)
                                             -------------        -------------
Total                                        $  (7,380,471)       $  (4,661,018)
                                             =============        =============

Capital Expenditures
Individualized Television                    $     304,124        $     315,565
HyperTV                                            350,128              490,378
Unallocated corporate                               33,762               19,423
                                             -------------        -------------
Total                                        $     688,014        $     825,366
                                             =============        =============

Current Assets
Individualized Television                    $   1,201,482        $   7,787,543
HyperTV                                            846,245            1,874,994
Unallocated corporate                            2,634,996          146,455,437
                                             -------------        -------------
Total                                        $   4,682,723        $ 156,117,974
                                             =============        =============

Total Assets
ACTV Entertainment, Inc.                     $   4,558,158        $  12,158,284
HyperTV                                          1,458,394            6,857,732
Unallocated corporate                            5,892,614          155,528,847
                                             -------------        -------------
Total                                        $  11,909,166        $ 174,544,863
                                             =============        =============

9. We record minority interest resulting from the formation in November 1999 of Digital ADCO, of which we own 51% and Motorola Broadband owns 49%. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband has licensed six of its patents and made a $5.0 million capital commitment to Digital ADCO. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November, Motorola contributed the first $2.0 million of the $5.0 million total to Digital ADCO.

      For the three months ended March 31, 2000, we allocated losses, in the amount of $170,450, from Digital ADCO to Motorola Broadband.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since our inception, the primary focus of our operating activities has been to develop patented, proprietary technologies that enable programmers and advertisers to create individualized programming and programming enhancements -- first for television and later also for the emerging area of "enhanced TV," or television/Internet convergence. We call our technologies for the television and enhanced TV markets Individualized TV and HyperTV(TM), respectively. Individualized TV enables television programmers and advertisers to create customized "one-to-one" programming and ads, and allows viewers to instantly and seamlessly customize their viewing experiences. HyperTV has pioneered the delivery of synchronized Internet content with standard programming and advertising.

      We derived all of our revenues for 1999 and for the three months ended March 31, 2000 from HyperTV, which is targeted at the entertainment and education markets. We anticipate that the most significant portion of future HyperTV revenues will be derived from the entertainment market, for which we introduced a HyperTV application in late 1999. We subsequently entered into HyperTV programming alliances for this market with The Box Music Network, TNT, TBS, Showtime, and New Line Television. Sources of revenue from the entertainment market include software licensing, data management services, Internet advertising and commerce and program hosting and content creation fees.

      In April 2000, we entered into a strategic marketing venture for HyperTV with Liberty Livewire, which is the U.S. leader in audio and video post-production and location services. Livewire will market HyperTV to its clients in the feature film, television and music video production businesses. In addition, Livewire will provide HyperTV clients with content creation services and--through its affiliate AT&T IP Services, giving us much greater scalability in growing the HyperTV business. In addition, we received warrants to purchase 2.5 million shares of Liberty Livewire at $30 per share.

      In November 1999, we formed a company, Digital ADCO, Inc., with Motorola Broadband to develop applications for the delivery of targeted television advertising. Digital ADCO's principal product, SpotOn(TM), will permit advertisers to deliver targeted messages to individual viewers based on demographic information stored in their digital set-top boxes. In addition, SpotOn will offer accountability to advertisers by reporting which households viewed a given commercial, along with the aggregate demographic profiles of those households.

      Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO in exchange for 51% of ADCO's common stock, and Motorola Broadband licensed six of its patents plus committed $5 million in capital to ADCO for 49% of its common stock. After Motorola Broadband has fulfilled its initial $5 million commitment, the partners will make any capital contribution on a pro rata basis according to ownership interests. We anticipate that Digital ADCO will generate revenues from three major sources: software license fees, fees for inserting digital codes into commercials to identify their target audiences, and information management and reporting services.

      With respect to Individualized Television, our business plan is to generate future revenues from subscription fees, advertising and fees related to advertising services. For national distribution of Individualized Television, we have formed a joint venture, LMC IATV Events, LLC, with Liberty Digital, a subsidiary of Liberty Media Corporation. LMC expects to license the rights to produce individualized telecasts of marquee sports and other events. In November 1999, LMC IATV Events entered into an agreement with iN DEMAND, LLC to distribute individualized event programming on a pay-per-view basis to a national audience. iN DEMANDis the premier distributor of pay-per-view programming in the United States.

      Our policy is and has been, as set forth in the prospectus relating to its initial public offering in May 1990, "to license ACTV's technology and arrange joint ventures for its use in a number of different industries." Our board of directors has adopted a plan to take effect in the event that an entity deemed likely not to further such policy or to act inconsistently with the best interests of all our shareholders seeks to acquire or has acquired 20% or more of our common stock. The text of the board resolution is the following:

      "Resolved, that it being in the best interests of ACTV, Inc. and its shareholders, the board of directors hereby approves and adopts a plan that, in the event that majority of the board of directors determines that an acquirer has acquired, or seeks to acquire 20% or more of ACTV, Inc. and that such acquirer is not a suitable acquirer in the opinion of the majority of the board of directors since such acquirer will not further our policy of acting as a broad licensor and joint venturer of our proprietary and patented technologies, or is otherwise likely to act inconsistently with the best interests of all of our shareholders, the board is authorized to take all necessary action to offer, by invitation, stock, joint ventures or licenses to use and exploit ACTV's proprietary and patented technologies. The board is authorized, in its discretion, to employ an independent investment banking firm for the purpose of evaluation various business alternatives."

      We have had minimal revenues to date and have incurred significant operating losses, net losses and negative cash flows from operations since our inception. At March 31, 2000, we had an accumulated deficit of approximately $100 million. We expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

      We were incorporated in Delaware in July 1989, as the successor, by merger to ACTV, Inc., a California corporation, organized in July 1983.

RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended March 31, 2000 and March 31, 1999

      Revenues. During the three month period ended March 31, 2000, our revenues increased 110%, to $840,237, from $400,794 in the three month period ended March 31, 1999. All of our revenues in the first quarters of both 1999 and 2000 were derived from sales of HyperTV software and services.

      Total Costs and Expenses. Cost of sales in the three months ended March 31, 2000 was $323,714 compared to $54,777 in the three months ended March 31, 1999, and the cost of sales, as a percentage of sales revenue, in the more recent quarter was 39%, compared to 13.7% in the corresponding 1999 quarter. The increase was principally the result of one eSchool contract that carries a higher cost structure. Total costs and expenses, excluding cost of sales, interest expense, and minority interest decreased approximately 12% in the first quarter of 2000, to $6,249,946, from $7,069,051 in the first quarter of 1999. The decrease was principally the result of no stock appreciation rights being charged during the three months ended March 31, 2000. The SAR expense for the three months ended March 31, 1999 was $3,410,824.

      Depreciation and Amortization. Depreciation and amortization expense increased $292,255 in the first quarter of 2000, to $769,162, from $476,907 in the first quarter of 1999, due primarily to higher amortization related to a greater investment in software development.

      Interest (Expense)/Income - Net. Interest income in first quarter of 2000 was $1,163,260, compared with $51,022 in the first quarter of 1999. The increase was the result of significantly higher cash balances resulting from our February 2000 follow-on offering. We incurred interest expense in the first quarter of 2000 of $261,305, compared to $230,681 in the first quarter of 1999. The interest expense for both periods relates to the $5 million original face value note issued by a subsidiary of ours in January 1998.

      Preferred Stock Dividends. For the three months ended March 31, 2000, we accrued $0 for preferred stock dividends and accretion, compared to $477,778 for the three months ended March 31, 1999. We redeemed all of our outstanding preferred stock in the second quarter of 1999.

      Net Loss Applicable to Common Stockholders. For the three months ended March 31, 2000, our net loss applicable to common stockholders was $4,661,018 or $0.10 per basic and diluted share, a decrease of 37% compared to the net loss of $7,380,471 or $0.23 per basic and diluted share for the three months ended March 31, 1999. The decrease was the result of the elimination of SARs expense and higher interest income in the more recent quarter.

Liquidity and Capital Resources

      Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through March 31, 2000, we had an accumulated deficit of approximately $100 million. Our cash position on March 31, 2000 was $153,102,974, compared to $8,816,368 on December 31, 1999.

Net cash provided by (used in) operating activities

      During the three months ended March 31, 2000, we used $5,144,406 in cash for operations, compared with $1,618,087 for the three months ended March 31, 1999. The increase in net cash used by operating activities in the first quarter 2000, as compared to the same period the previous year, was principally due to increased selling, general and administrative as well as a decrease in accounts payable and accrued expenses and an increase in other assets.

Net cash used in investing activities and capital expenditures

      With regard to investing activities, in the three months ended March 31, 2000 and 1999, we used cash of $825,367 and $688,014, respectively. Investing activities in both years were related to television and computer equipment, patents and systems.

Net cash provided by financing activities

      We met our cash needs in the first quarter of 2000 primarily from the net-proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters we sold total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999. With this warrant exercise, Liberty Digital increased its investment in us to 16%.

      We met our cash needs in the first quarter of 1999 from the exercise of warrants and options during the quarter and from the remaining proceeds of stock sales during 1998 to private investors totaling $10.8 million.

      We formed Digital ADCO in November 1999, of which we own 51% and Motorola Broadband owns 49%. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband has licensed six of its patents and made a $5.0 million capital commitment to Digital ADCO. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November, Motorola contributed the first $2.0 million of the $5.0 million total to Digital ADCO.

Impact of Inflation

Inflation has not had any significant effect on the Company's operating costs.

PART II                         OTHER INFORMATION

ITEM 1                          LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.

ITEM 2                        CHANGES IN SECURITIES

                                      None.

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES

                                 Not applicable.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

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

                                                  ACTV, Inc.

                                                  Registrant


Date:      May 12, 2000               /s/ William C. Samuels
                                      ----------------------
                                      William C. Samuels
                                      Chairman, Chief Executive Officer
                                      and Director


Date:      May 12, 2000               /s/ Christopher C. Cline
                                      ------------------------
                                      Christopher C. Cline
                                      Senior Vice President (principal financial
                                      and accounting officer)