Form 10-Q
period 2000-06-30
ACTV INC /DE/
filed 2000-08-14
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                   ACTV, Inc.
             (Exact name of registrant as specified in its charter)



Delaware                                                94-2907258
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1270 Avenue of the Americas
New York, New York                                          10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



(212) 217-1600 (Registrant's telephone number, including area code)
--------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



As of August 11, 2000, there were 50,591,501 shares of the registrant's common stock outstanding.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,        JUNE 30,
ASSETS                                                           1999              2000
                                                                                 (UNAUDITED)
                                                             ------------      --------------
Current assets:
     Cash and cash equivalents ........................      $  8,816,368      $ 135,863,898
     Accounts receivable-net ..........................         1,160,036          1,386,262
       Other ..........................................         1,589,430          6,946,910
                                                             ------------      -------------
         Total current assets .........................        11,565,834        144,197,070
                                                             ------------      -------------
Property and equipment-net ............................         3,392,219          4,501,660
                                                             ------------      -------------
Other assets:
     Patents and patents pending ......................         8,142,928          8,078,185
     Software development costs .......................         2,183,950          2,297,303
     Goodwill .........................................         1,788,444          1,575,258
     Investments ......................................           250,000          4,000,000
     Other ............................................           828,683          1,655,428
                                                             ------------      -------------
         Total other assets ...........................        13,194,005         17,606,174
                                                             ------------      -------------
              Total ...................................      $ 28,152,058      $ 166,304,904
                                                             ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ............     $   1,708,611      $   1,790,135

Long-term notes payable ...............................         4,803,342                 --

Minority interest .....................................         2,000,593          3,072,596

Stockholders' equity:
     Common stock, $0.10 par value, 200,000,000 shares
      authorized: issued and outstanding 42,167,997 at
      December 31, 1999, 50,551,169 at June 30, 2000 ..         4,216,800          5,055,117
     Additional paid-in capital .......................       110,692,842        267,105,450
     Accumulated deficit ..............................       (95,270,130)      (110,718,394)
                                                            -------------      -------------
         Total stockholders' equity ...................        19,639,512        161,442,173
                                                            -------------      -------------
              Total ...................................     $  28,152,058      $ 166,304,904
                                                            =============      =============

                 See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                            SIX MONTHS                         THREE MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                       1999               2000              1999              2000
                                                  ------------      ------------      ------------      ------------
Revenues ....................................     $    854,507      $  1,902,656       $   453,713       $ 1,062,419
                                                  ------------      ------------       -----------       -----------

Costs and expenses:
   Cost of sales ............................           80,512           694,712            25,732           370,998
   Operating expenses .......................          802,501         3,737,113           441,033         1,821,003
   Selling and administrative ...............        6,622,575        10,800,797         3,802,727         7,236,123
   Depreciation and amortization ............          670,174         1,365,607           299,860           703,038
   Amortization of goodwill .................          213,186           213,186           106,593           106,593
   Stock appreciation rights ................        4,555,649                --         1,144,825                --
                                                  ------------      ------------       -----------       -----------
      Total expenses ........................       12,944,597        16,811,485         5,820,770        10,237,755

Interest income .............................          123,849         3,376,405            72,827         2,213,145
Interest (expense) ..........................         (521,617)         (270,015)         (290,936)           (8,710)
                                                  ------------      ------------       -----------       -----------
   Interest (expense)/income - net ..........         (397,768)        3,106,390          (218,109)        2,204,435
                                                  ------------      ------------       -----------       -----------

(Loss) before minority interest, preferred
stock dividend and accretion and
extraordinary items .........................      (12,487,858)      (11,802,369)       (5,585,166)       (6,970,901)
                                                  ------------      ------------       -----------       -----------

Minority interest - subsidiary ..............               --           477,897                --           307,446
Preferred stock dividend and accretion ......          494,431                --            16,655                --
                                                  ------------      ------------       -----------       -----------
(Loss) before extraordinary item ............     $(12,982,289)     $(11,324,472)      $(5,601,821)      $(6,663,455)
Extraordinary loss on early extinguishment of
debt ........................................               --        (1,411,139)               --        (1,411,139)
                                                  ------------      ------------       -----------       -----------
Net (loss) ..................................     $(12,982,289)     $(12,735,611)      $(5,601,821)      $(8,074,594)
                                                  ============      ============       ===========       ==========

Basic and diluted (loss) per common share
before extraordinary item ...................     $      (0.36)     $      (0.25)      $     (0.14)      $     (0.15)
Basic and diluted (loss) per common share
after extraordinary item ....................     $      (0.36)     $      (0.28)      $     (0.14)      $     (0.18)


Weighted average number of common
 shares outstanding .........................       35,859,875        44,915,893        39,711,671        45,771,909
                                                  ------------      ------------      ------------       -----------

                 See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       SIX MONTHS                       THREE MONTHS
                                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                                             ------------------------------    ------------------------------
                                                                  1999             2000            1999              2000
                                                             -------------    -------------    -------------    -------------
Cash flows from operating activities:
Net loss .................................................    $(12,982,289)    $(12,735,611)    $ (5,601,821)    $ (8,074,594)
Adjustments to reconcile net loss to net
     cash used in operations:
     Depreciation and amortization .......................         883,360        1,578,793          406,454          809,631
     Deferred compensation from stock appreciation rights               --          306,000               --          306,000
     Stock appreciation rights ...........................       4,555,649               --        2,384,886               --
     Amortization and accretion of deferred
         expenses related to debt financing ..............         489,325               --          293,847         (246,757)
     Common stock issued for services ....................       4,278,636               --        2,799,676               --
     Common stock issued for preferred
         dividends and accretion .........................         241,513               --          165,593               --
     Common stock issued in lieu of cash payment .......                --        2,300,000               --        2,231,781
Changes in assets and liabilities:
     Accounts receivable .................................        (262,167)        (226,226)        (210,087)        (157,720)
     Educational equipment inventory .....................          33,175               --               --               --
     Other assets ........................................      (1,437,598)      (1,427,468)      (1,882,652)        (695,271)
     Accounts payable and accrued expenses ...............         114,507           81,523         (421,843)         677,897
     Minority interest ...................................              --        1,072,003               --        1,242,453
                                                              ------------     ------------     ------------     ------------
         Net cash used in operating activities ...........      (4,085,889)      (9,050,986)      (2,065,947)      (3,906,580)
Cash flows from investing activities:
     Investment in patents ...............................      (1,493,501)        (228,201)      (1,470,324)        (159,932)
     Investment in property and equipment ................        (507,176)      (1,842,726)         (94,480)      (1,356,315)
     Investment in software development costs ............        (498,800)        (452,733)        (246,658)        (182,045)
     Investments .........................................              --       (3,750,000)              --       (3,750,000)
                                                              ------------     ------------     ------------     ------------
         Net cash used in investing activities ...........      (2,499,477)      (6,273,660)      (1,811,462)      (5,448,292)
Cash flows from financing activities:
      Retirement of debt .................................              --       (4,566,095)              --       (4,566,095)
      Preferred stock dividends payable ..................         115,660               --         (286,198)              --
      Redemption from sale of common stock ...............      (5,792,538)              --       (5,792,538)              --
      Proceeds from sale of preferred stock ..............      19,428,783               --       18,604,516               --
      Net proceeds from subsidiary equity
         transactions ....................................      19,428,783               --       18,604,516               --
      Net proceeds from equity financing and transactions               --      146,938,271               --       (3,318,109)
                                                              ------------     ------------     ------------     ------------
         Net cash provided by financing activities .....        13,751,905      142,372,176       12,525,780       (7,884,204)
                                                              ------------     ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents .....       7,166,539      127,047,530        8,648,371      (17,239,076)
      Cash and cash equivalents, beginning of period ...         5,188,770        8,816,368        3,706,938      153,102,974
                                                              ------------     ------------     ------------     ------------
      Cash and cash equivalents, end of period .........      $ 12,355,309     $135,863,898     $ 12,355,309     $135,863,898
                                                              ============     ============     ============     ============

                  See notes to consolidated financial statement

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                               Common Stock               Preferred Stock        Additional Paid-
                     ------------------------------    -------------------------
                          Shares          Amount        Shares      Amount          in Capital         Deficit           Total
------------------   -------------    -------------    ---------   -------------   -------------    -------------    -------------
Balances
December 31,
1999                    42,167,997       $4,216,800           --              --    $110,692,842    $ (95,270,130)    $ 19,639,512
------------------      ----------       ----------    ---------   -------------    ------------    -------------     ------------

Issuance of shares
in connection with
public offering          4,600,000          460,000           --              --     128,917,268               --      129,377,268

Issuance of shares
for services               947,000           94,700           --              --       7,295,019               --        7,389,719

Issuance of shares
in connection
with exercise of
stock options &
warrants                 2,894,648          289,465           --              --      20,507,957               --       20,797,422

Retirement of
common stock               (58,476)          (5,848)          --              --        (307,636)      (2,712,653)      (3,026,137)

Net loss before
extraordinary item              --               --           --              --              --      (11,324,472)     (11,324,472)

Extraordinary loss              --               --           --              --              --       (1,411,139)      (1,411,139)
                        ----------       ----------    ---------   -------------    ------------    -------------     ------------

Balances June 30,
2000                    50,551,169       $5,055,117           --              --    $267,105,450    $(110,718,394)    $161,442,173
                        ==========       ==========    =========   =============    ============    =============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 2000

1.  BASIS OF PRESENTATION

    The results of operations for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of a full year's operations. In the opinion of our management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

    All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Certain reclassifications have been made to the prior years' financial statements to conform to the 2000 presentation.

2.  FINANCING ACTIVITIES

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

3.  EXTINGUISHMENT OF LONG TERM DEBT

    On April 3, 2000, we repaid certain notes in full, thereby incurring a loss on extinguishment of debt that we recorded as an extraordinary item for the six and three months ended June 30, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139, or $0.03 per share. We incurred the debt in January 1998, when subsidiaries of ours entered into a note purchase agreement with certain private investors. Pursuant to the agreement, the purchasers purchased $5.0 million aggregate principal amount notes from our subsidiaries. The notes bore interest at a rate of 13.0% per annum, payable semi-annually. During the term of the note, the issuer had the option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum.

4.  INVESTMENTS

    We entered into various strategic equity investments in privately held companies that operate in our industry. The investments are stated at cost, amounting to $4,000,000. We do not exercise effective control over operations for any of the strategic equity investments.

5.  MINORITY INTEREST

    We record minority interest resulting from the formation in November 1999 of Digital ADCO, of which we own 51% and Motorola Broadband owns 49%. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband has licensed six of its patents and made a $5.0 million capital commitment to Digital ADCO. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November 1999, Motorola contributed to Digital ADCO the first $2.0 million of the $5.0 million total and another $1.5 million in June 2000, with the final payment of $1.5 million to be made in the fourth quarter of 2000.

    For the six and three months ended June 30, 2000, we allocated losses in the amount of $432,383 and $261,932 from Digital ADCO to Motorola Broadband.

    In May 2000, Thomas R. Wolzien exercised his option to acquire a 49.9% interest in Media Online Services. We record minority interest resulting from this exercise and allocated losses in the amount of $45,514 for the six and three months ended June 30, 2000.

6.  SEGMENT INFORMATION

    We have two principal business segments that develop and market proprietary technologies for individualized television programming and for television/Internet convergence. Since our inception, we have been engaged in the development of individualized programming, the production of programs that use individualized television programming and marketing and sales of the various products and services incorporating individualized television programming. During 1995, we developed HyperTV for the enhanced television convergence market.

Information concerning the our business segments for the six and three-month periods ending June 30, 1999 and 2000 are as follows:


                                    FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                --------------------------------      --------------------------------
                                JUNE 30, 1999      JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000
                                -------------      -------------      -------------      -------------
REVENUES
Individualized Television       $          --      $          --      $          --      $          --
HyperTV                               854,507          1,896,656            453,713          1,056,419
Unallocated corporate                      --              6,000                 --              6,000
                                -------------      -------------      -------------      -------------
Total                           $     854,507      $   1,902,656      $     453,713      $   1,062,419
                                =============      =============      =============      =============

DEPRECIATION & AMORTIZATION
Individualized Television       $     404,538      $     657,154      $     214,557      $     339,369
HyperTV                               182,782            417,920             38,662            218,211
Unallocated Corporate                 296,040            503,719            153,234            252,051
                                -------------      -------------      -------------      -------------
Total                           $     883,360      $   1,578,793      $     406,453      $     809,631
                                =============      =============      =============      =============

INTEREST (EXPENSE) INCOME
Individualized Television       $    (498,747)     $    (241,803)     $    (282,021)     $       8,078
HyperTV                                (2,084)             2,626                197              2,104
Unallocated corporate                 103,063          3,345,567             63,714          2,194,253
                                -------------      -------------      -------------      -------------
Total                           $    (397,768)     $   3,106,390      $    (218,110)     $   2,204,435
                                =============      =============      =============      =============

NET (LOSS)
Individualized Television       $  (2,526,401)     $  (5,001,023)     $  (1,350,169)     $  (3,218,004)
HyperTV                            (1,275,872)        (4,304,277)          (599,548)        (2,295,267)
Unallocated corporate              (9,180,016)        (3,430,311)        (3,652,104)        (2,561,323)
                                -------------      -------------      -------------      -------------
Total                           $ (12,982,289)     $ (12,735,611)     $  (5,601,821)     $  (8,074,594)
                                =============      =============      =============      =============

CAPITAL EXPENDITURES
Individualized Television       $     581,213      $   1,297,471      $     277,089      $     981,906
HyperTV                             1,870,690          1,032,791          1,520,562            542,413
Unallocated corporate                  47,574            193,398             13,812            173,975
                                -------------      -------------      -------------      -------------
Total                           $   2,499,477      $   2,523,660      $   1,811,463      $   1,698,294
                                =============      =============      =============      =============

Balance Sheet Accounts as of June 30, 1999 & 2000

CURRENT ASSETS
Individualized Television       $     655,369      $   2,293,994
HyperTV                               954,472          1,739,495
Unallocated corporate              18,815,542        140,163,581
                                -------------      -------------
Total                           $  20,425,383      $ 144,197,070
                                =============      =============

TOTAL ASSETS
Individualized Television       $   4,060,028      $   6,927,428
HyperTV                             3,061,521          5,804,341
Unallocated corporate              21,933,739        153,573,135
                                -------------      -------------
Total                           $  29,055,288      $ 166,304,904
                                =============      =============

7.  STOCK APPRECIATION RIGHTS PLAN

    The stock appreciation rights expense for the six and three months ended June 30, 2000 was $0 and the six and three months ended June 30, 1999 was $4,555,649 and $1,144,825, respectively. In September 1999, all remaining SARs were converted into options under our 1999 option plan. Deferred expenses were booked related to SARs that had not yet vested. In May 2000 we recognized $306,000 of those deferred expenses as period costs.

8.  EXECUTIVE COMPENSATION

    For both the six and three months ended June 30, 2000 we incurred executive incentive compensation expense of $2,300,000. For both the six and three months ended June 30, 1999 we incurred executive incentive compensation expense of $780,844. This expense is related to an incentive compensation provision that is based on changes in the market value of our common stock and paid in unregistered securities. The future compensation to be recognized is contingent on continued employment of the executive and subject to forfeiture.

9.  SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

    For both the six and three months ended June 30, 2000 we recorded a deferred expense of $7,600,000 for stock-based compensation. We also paid $270,015 in interest costs for the period January 1, 2000 through April 3, 2000 and no other interest payments for the period ending June 30, 2000, and we made no cash payments of interest or income taxes during the six months ended June 30, 1999.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). This Statement requires that all derivative instruments be measured at fair value and recognized in the Consolidated Balance Sheets as either assets or liabilities. In addition, the accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge, the change in fair value will be recognized as a component of other comprehensive income; for a derivative not designated as a hedge, the change in the fair value will be recognized in the Consolidated Statements of Operations.

    In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" which delayed the adoption of SFAS 133 to fiscal years beginning after June 15, 2000.

    In June 2000, the FASB issued SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133." This Statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments, for certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group ("DIG") process. Certain decisions arising from the DIG process that required specific amendments to SFAS 133 were incorporated into this Statement. We plan to adopt SFAS 133 and SFAS 138 in the first quarter of 2001.

    We do no expect the adoption of SFAS No. 133 to have an impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"). SAB 101 was issued to provide guidance in applying generally accepted accounting principles to the large number of revenue recognition issues that registrants encounter, including nonrefundable, up-front fees and the disclosure of judgments as to the appropriateness of the principles relating to revenue recognition accounting policies. Revenue is recognized as products are shipped or services are rendered. Since the issuance of SAB 101, the Staff has received requests from a number of groups asking for additional time to determine the effects if any, on registrants' revenue recognition practices and such, the SEC has delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has evaluated the impact of this Staff Accounting Bulletin and has concluded that it will have no effect on the Consolidated Financial Statements.

    In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), and interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000 and effects the way certain stock options granted to non-employees will be accounted for. We do not expect the adoption of FIN 44 to have a material impact on our results of operations.

11. SUBSEQUENT EVENT

    On July 14, 2000 we signed a Memorandum of Understanding to acquire all of the outstanding common stock of a privately held company for consideration to be paid in our common stock. We expect to complete the acquisition in August 2000. The transaction will be accounted for as a pooling of interests.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since our inception, the primary focus of our operating activities has been to develop patented, proprietary technologies that enable programmers and advertisers to create individualized programming and programming enhancements-- first for television and later also for the emerging area of "enhanced TV," or television/Internet convergence. We call our technologies for the individualized television and enhanced TV markets One to One TV and HyperTV-TM-, respectively. One to One TV enables television programmers and advertisers to create customized "one-to-one" programming and ads, and allows viewers to instantly and seamlessly customize their viewing experiences. HyperTV has pioneered the delivery of synchronized Internet content with standard programming and advertising.

      We derived all of our revenues for 1999 and for the six and three months ended June 30, 2000 from HyperTV, which is targeted at the entertainment and education markets. We subsequently entered into HyperTV programming alliances for this market. Sources of revenue from the entertainment market include software licensing, data management services, Internet advertising and commerce and program hosting and content creation fees.

      In April 2000, we and Liberty Livewire, a unit of Liberty Media Group, created a joint marketing venture, HyperTV with Livewire. Liberty Livewire, which is the U.S. leader in audio and video post-production and location services, will jointly offer with ACTV, HyperTV with Livewire to clients in the feature film, television and music video production businesses. In addition, Liberty Livewire will provide content creation services and--through AT&T IP Services--a scaleable hosting infrastructure for HyperTV with Livewire. Pursuant to the agreement creating HyperTV with Livewire, we received warrants to purchase 2.5 million shares of Liberty Livewire common stock.

      In November 1999, we formed a company, Digital ADCO, Inc., with Motorola Broadband to develop applications for the delivery of targeted television advertising. Digital ADCO's principal product, SpotOn-TM-, will permit advertisers to deliver targeted messages to individual viewers based on demographic information stored in their digital set-top boxes. In addition, SpotOn will offer accountability to advertisers by reporting which households viewed a given commercial, along with the aggregate demographic profiles of those households.

      In May 2000, Digital ADCO, Inc. entered into a memorandum of understanding with OpenTV. OpenTV will invest in Digital ADCO, Inc. In addition, ACTV, Motorola and OpenTV will together form a new subsidiary Digital ADCO International, to market and deploy SpotOn outside the United States. Like ACTV and Motorola, OpenTV plans to license certain system technologies to Digital ADCO that will enhance SpotOn's functionality.

      In April 1999, we acquired a patent from Thomas R. Wolzien for on-line media applications, which we call the Wolzien Process, that expands the functionality of HyperTV. The terms of the patent acquisition agreements provide that when the Wolzien patent and the HyperTV patents are jointly licensed the revenue from such joint licenses will be shared equally between our subsidiary, Media Online Services, and us. Media Online Services has granted us a worldwide, royalty-free license to use the Wolzien patent in our individualized television and eSchool products and services. As consideration for the Wolzien patent, Thomas R. Wolzien received, among other considerations, an option exercisable at any time to acquire a 49.9% interest in Media Online Services. In May 2000 he exercised this option.

      With respect to Individualized Television, our business plan is to generate future revenues from subscription fees, advertising and fees related to advertising services. For national distribution of Individualized Television, we have formed a joint venture, LMC IATV Events, LLC, with Liberty Digital, a subsidiary of Liberty Media Corporation. LMC expects to license the rights to produce individualized telecasts of marquee sports and other events. In November 1999, LMC IATV Events entered into an agreement with iN DEMAND, LLC to distribute individualized event programming on a pay-per-view basis to a national audience. iN DEMAND is the premier distributor of pay-per-view programming in the United States.

      ACTV's policy is and has been, as set forth in the prospectus related to our initial public offering in May 1990, "to license ACTV's technology and arrange joint ventures for its use in a number of different industries" and such policy has been restated annually since 1996. Our board of directors has adopted a Preferred Stock Rights Agreement, which gives the board of directors certain options if a potential acquirer of 20% or more of ACTV's common stock is deemed unlikely to further such policy or if such potential acquirer acts inconsistently with the best interests of our stockholders. The Preferred Stock Rights Agreement does not apply to existing holders of 20% or more of our common stock.

      Pursuant to the Preferred Stock Rights Agreement, we could distribute certain preferred stock purchase rights to our current stockholders. These rights would become exercisable by the stockholders if an outside party became the beneficial owner of 20% or more of our issued and outstanding common stock, unless the board of directors determined to defer their exercise or redeem such rights. The potential acquirer's rights under the Preferred Stock Rights Agreement will be null and void. Once exercisable, each right would entitle the holder to purchase .001 of a share of the Company's Series C Preferred Stock at an exercise price of $0.00001 per share. Each share of Series C Preferred Stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of the stockholders of ACTV. Once issued, the board of directors could vote to exchange the preferred stock rights for shares of common stock of the Company.

      In addition, the Board of Directors approved certain amendments to the bylaws. The first amendment provides that only a majority of the Board of Directors or the Chairman of the Board may call a special meeting of the Stockholders. The second amendment provides that our stockholders be required to provide advance notice of any proposal to nominate or elect any member of the board of directors and/or any stockholder proposal of other business to be voted upon at an annual meeting of the stockholders.

      We have had minimal revenues to date and have incurred significant operating losses, net losses and negative cash flows from operations since our inception. At June 30, 2000, we had an accumulated deficit of approximately $111 million. We expect to continue to incur significant operating losses on a quarterly and annual basis for the foreseeable future.

      We were incorporated in Delaware in July 1989, as the successor, by merger to ACTV, Inc., a California corporation, organized in July 1983.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

      REVENUES. During the six month period ended June 30, 2000, our revenues increased 123%, to $1,902,656, from $854,507 in the six month period ended June 30, 1999. All of our revenues in the in both periods were derived from sales of HyperTV software and services.

      TOTAL COSTS AND EXPENSES. Cost of sales in the six months ended June 30, 2000 was $694,712 compared to $80,512 in the six months ended June 30, 1999, and the cost of sales, as a percentage of sales revenue, in the more recent quarter was 37%, compared to 9% in the corresponding 1999 quarter. Total costs and expenses, excluding cost of sales, interest expense, and minority interest increased approximately 25% in the period ending June 30, 2000, to $16,116,773, from $12,864,085 in the same period of 1999. The increase was principally the result of higher selling and administrative expenses due to our growing number of employees.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $695,433 in the period ended June 30, 2000, to $1,578,793, from $883,360 during the same period of 1999, due primarily to higher amortization and depreciation related to a greater investment in patents, software development, and equipment.

      INTEREST (EXPENSE)/INCOME. Interest income in six month period ended June 30, 2000 was $3,376,405, compared with $123,849 in the six month period ended June 30, 1999. The increase was the result of significantly higher cash balances resulting from our February 2000 follow-on offering. We incurred interest expense in the period ending June 30, 2000 of $270,015, compared to $521,617 in the same period of 1999. The interest expense for both periods relates to the $5 million original face value notes issued by a subsidiary of ours in January 1998, and is lower during the period ending June 30, 2000 due to retirement of the notes on April 3, 2000.

      PREFERRED STOCK DIVIDENDS. For the six month period ended June 30, 2000, we accrued $0 for preferred stock dividends and accretion. For the six month period ended June 30, 1999, we paid $494,431 in preferred stock dividends, related to our Series B preferred stock. We redeemed all of our outstanding preferred stock in the second quarter of 1999.

      NET LOSS BEFORE EXTRAORDINARY ITEM. For the six months ended June 30, 2000, our net loss applicable to common stockholders before extraordinary item was $11,324,472 or $0.25 per basic and diluted share, a decrease of 13% compared to the net loss of $12,982,289 or $0.36 per basic and diluted share for the six months ended June 30, 1999. The decrease was primarily the result of the elimination of SARs valuation expense and higher interest income in the more recent quarter.

      NET LOSS. For the six months ended June 30, 2000, our net loss applicable to common stockholders after extraordinary loss was $12,735,611 or $0.28 per basic and diluted share. The extraordinary loss was the result of early retirement of long term debt on April 3, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139 or $0.03 per share.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

      REVENUES. During the three month period ended June 30, 2000, our revenues increased 134%, to $1,062,419, from $453,713 in the three month period ended June 30, 1999. All of our revenues in the in both periods were derived from sales of HyperTV software and services.

      TOTAL COSTS AND EXPENSES. Cost of sales in the three months ended June 30, 2000 was $370,998 compared to $25,732 in the three months ended June 30, 1999, and the cost of sales, as a percentage of sales revenue, in the more recent quarter was 35%, compared to 6% in the corresponding 1999 quarter. Total costs and expenses, excluding cost of sales, interest expense, and minority interest increased approximately 70% in the period ending June 30, 2000, to $9,866,757, from $5,795,038 in the same period of 1999. The increase was principally the result of higher selling and administrative expenses due to our growing number of employees.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $403,178 in the three month period ended June 30, 2000, to $809,631, from $406,453 during the same period of 1999, due primarily to higher amortization and depreciation related to a greater investment in patents, software development, and equipment.

      INTEREST (EXPENSE)/INCOME. Interest income in the three month period ended June 30, 2000 was $2,213,145, compared with $72,827 in the three month period ended June 30, 1999. The increase was the result of significantly higher cash balances resulting from our February 2000 follow-on offering. We incurred interest expense in the three month period ending June 30, 2000 of $8,710, compared to $290,936 in the same period of 1999. The interest expense for both periods relates to the $5 million original face value note issued by a subsidiary of ours in January 1998, and is lower during the period ending June 30, 2000 due to retirement of the note on April 3, 2000.

      PREFERRED STOCK DIVIDENDS. For the three month period ended June 30, 2000, we accrued $0 for preferred stock dividends and accretion. For the three month period ended June 30, 1999, we had a subsidiary preferred stock dividend of $16,655. We redeemed all of our outstanding preferred stock in the second quarter of 1999.

      NET LOSS BEFORE EXTRAORDINARY ITEM. For the three months ended June 30, 2000, our net loss applicable to common stockholders before extraordinary item was $6,663,455 or $0.15 per basic and diluted share, an increase of 19% compared to the net loss of $5,601,821 or $0.14 per basic and diluted share for the three months ended June 30, 1999. The increase was primarily the result of higher interest income in the more recent quarter.

      NET LOSS. For the three months ended June 30, 2000, our net loss applicable to common stockholders after extraordinary loss was $8,074,594 or $0.18 per basic and diluted share. The extraordinary loss was the result of early retirement of long term debt on April 3, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139 or $0.03 per share.


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through June 30, 2000, we had an accumulated deficit of approximately $111 million. Our cash position on June 30, 2000 was $135,863,898, compared to $8,816,368 on December 31, 1999.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

      During the six and three months ended June 30, 2000, we used $15,239,848 and 10,095,442 respectively in cash for operations, compared with $4,085,889 and $2,065,947 for the six and three months ended June 30, 1999. The increase in net cash used by operating activities in both the six and three month periods ended June 30, 2000, as compared to the same periods the previous year, was principally due to increased selling, general and administrative as well as a decrease in accounts payable and an increase in other assets.

NET CASH USED IN INVESTING ACTIVITIES AND CAPITAL EXPENDITURES

      With regard to investing activities, in the six and three months ended June 30, 2000, we used cash of $6,273,660 and $5,448,292, respectively. In the six and three months ended June 30, 1999, we used cash of $2,499,477 and $1,811,462, respectively. The increase in cash used in investing activities is primarily due to $3,750,000 in strategic equity investments.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      We met our cash needs in the six month period ended June 30, 2000 primarily from the net-proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters we sold total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999. With this warrant exercise, Liberty Digital increased its investment in us to 16%.

      We formed Digital ADCO in November 1999, of which we own 51% and Motorola Broadband owns 49%. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband has licensed six of its patents and made a $5.0 million capital commitment to Digital ADCO. Any capital contribution after Motorola Broadband has fulfilled its initial $5.0 million commitment will be made pro rata based on ownership interests. In November 1999, Motorola contributed to Digital ADCO the first $2.0 million of the $5.0 million total and another $1.5 million in June 2000, with the final payment of $1.5 million to be made in the fourth quarter of 2000.

IMPACT OF INFLATION

Inflation has not had any significant effect on the Company's operating costs.

PART II                        OTHER INFORMATION


ITEM 1                         LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.


ITEM 2                       CHANGES IN SECURITIES

At the Annual Meeting of Shareholders, mentioned in ITEM 4, it was put to vote and approved to amend the Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 65,000,000 to 200,000,000.


ITEM 3                  DEFAULTS UPON SENIOR SECURITIES

                                Not applicable.


ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On May 19, 2000 the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.    Election of directors      For            Withheld

      Bruce Crowley           39,675,468         211,851
      Melvyn N. Klein         39,675,468         211,851

2. Amendment to the Restated Certificate of Incorporation to increase the Authorized number of shares of common stock from 65,000,000 to 200,000,000.

         For                  Against              Abstain
      37,549,838             2,297,598             39,883

3.    To approve the adoption of the Company's 2000 Stock Incentive Plan.

         For                  Against              Abstain
      15,763,184             3,432,422             100,943

4. To ratify the appointment of Deloitte & Touche, LLP as independent auditors of the Company.

         For                  Against              Abstain
      39,648,705              214,494              24,120



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


                                                   ACTV, Inc.

                                                   Registrant


Date:   August 11, 2000              /s/ William C. Samuels
                                     ------------------------------
                                     William C. Samuels
                                     Chairman, Chief Executive Officer
                                     and Director

Date:   August 11, 2000              /s/ Christopher C. Cline
                                     ------------------------------
                                     Christopher C. Cline
                                     Senior Vice President (principal financial
                                     and accounting officer)