Form 10-Q/A
period 2000-06-30
ACTV INC /DE/
filed 2000-10-27
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                    ACTV, Inc
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  94-2907258
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                     Identification No.)

1270 Avenue of the Americas
New York, New York                                           10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

INTRODUCTORY NOTE

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2000 and is being filed to reflect the restatement of the Registrant's Consolidated Balance Sheet (the "Restatement"). To record the Company's receipt of a warrant on April 13, 2000, which the Company has valued at $76,016,175. The Restatement does not impact the Company's Consolidated Statements of Operations, Cash Flows or Stockholders' Equity for the reported periods.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 30,
ASSETS                                                        DECEMBER 31,               2000
                                                                    1999             (UNAUDITED)
                                                              ----------------      ----------------
Current assets:
     Cash and cash equivalents.........................           $8,816,368           $135,863,898
     Accounts receivable-net...........................            1,160,036              1,386,262
     Other.............................................            1,589,430              6,946,910
                                                              ----------------      ----------------

         Total current assets..........................           11,565,834            144,197,070
                                                              ----------------      ----------------

Property and equipment-net.............................            3,392,219              4,501,660
                                                              ----------------      ----------------
Other assets:
     Investment in warrant.............................                                  76,016,175
     Investments - at cost.............................              250,000              4,000,000
     Patents and patents pending.......................            8,142,928              8,078,185
     Software development costs........................            2,183,950              2,297,303
     Goodwill                                                      1,788,444              1,575,258
     Other.............................................              828,683              1,655,428
                                                              ----------------      ----------------
         Total other assets............................           13,194,005             93,622,349
                                                              ----------------      ----------------
              Total ...................................          $28,152,058           $242,321,079
                                                              ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses..............          $1,708,611             $1,790,135
     Deferred revenue...................................                                  3,619,818
                                                             -----------------      ----------------
         Total current liabilities......................           $1,708,611             $5,409,953

     Deferred revenue...................................                                 72,396,357
     Long-term notes payable............................           4,803,342                    ---

Minority interest.......................................           2,000,593              3,072,596
                                                             -----------------      ----------------
         Total liabilities..............................          $8,512,546            $80,878,906

Stockholders' equity:
      Common stock, $0.10 par value, 200,000,000 shares
      authorized: issued and outstanding 42,167,997 at
      December 31, 1999, 50,551,169 at June 30, 2000....          4,216,800               5,055,117
      Additional paid-in capital........................        110,692,842             267,105,450
      Accumulated deficit...............................        (95,270,130)           (110,718,394)
                                                             -----------------      ----------------
         Total stockholders' equity.....................         19,639,512             161,442,173
                                                             -----------------      ----------------

              Total.....................................        $28,152,058            $242,321,079
                                                             =================      ================

                              See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information concerning the our business segments for the six and three-month periods ending June 30, 1999 and 2000 are as follows:

                                                For the Six Months Ended                    For the Three Months Ended
                                          June 30, 1999         June 30, 2000         June 30, 1999        June 30, 2000
Revenues
Individualized Television                 $             -       $            -        $            -       $           -
HyperTV                                           854,507            1,896,656               453,713           1,056,419
Unallocated corporate                                   -                6,000                     -               6,000
                                          -----------------     ---------------- ---- -----------------    -----------------
Total                                     $       854,507       $    1,902,656        $      453,713       $   1,062,419
                                          =================     ================ ==== =================    =================

DEPRECIATION & AMORTIZATION
Individualized Television                 $       404,538       $      657,154        $      214,557       $     339,369
HyperTV                                           182,782              417,920                38,662             218,211
Unallocated Corporate                             296,040              503,719               153,234             252,051
                                          -----------------     ----------------      -----------------    -----------------
Total                                     $       883,360       $    1,578,793        $      406,453       $     809,631
                                          =================     ================      =================    =================

INTEREST (EXPENSE) INCOME
Individualized Television                 $      (498,747)      $     (241,803)       $     (282,021)      $       8,078
HyperTV                                            (2,084)               2,626                   197               2,104
Unallocated corporate                             103,063            3,345,567                63,714           2,194,253
                                          -----------------     ----------------      -----------------    -----------------
Total                                     $      (397,768)      $    3,106,390        $     (218,110)      $   2,204,435
                                          =================     ================      =================    =================

NET (LOSS)
Individualized Television                 $    (2,526,401)      $   (5,001,023)       $   (1,350,169)      $  (3,218,004)
HyperTV                                        (1,275,872)          (4,304,277)             (599,548)         (2,295,267)
Unallocated corporate                          (9,180,016)          (3,430,311)           (3,652,104)         (2,561,323)
                                          -----------------     ----------------      -----------------    -----------------
Total                                     $   (12,982,289)      $  (12,735,611)       $   (5,601,821)      $  (8,074,594)
                                          =================     ================      =================    =================

CAPITAL EXPENDITURES
Individualized Television                 $       581,213       $    1,297,471        $      277,089       $     981,906
HyperTV                                         1,870,690            1,032,791             1,520,562             542,413
Unallocated corporate                              47,574              193,398                13,812             173,975
                                          -----------------     ----------------      -----------------    -----------------
Total                                     $     2,499,477       $    2,523,660        $    1,811,463       $   1,698,294
                                          =================     ================      =================    =================



Balance Sheet Accounts as of June 30, 1999 & 2000

CURRENT ASSETS

Individualized Television                 $       655,369      $     2,293,994
HyperTV                                           954,472            1,739,495
Unallocated corporate                          18,815,542          140,163,581
                                          -----------------    -----------------
Total                                     $    20,425,383      $   144,197,070
                                          =================    =================

TOTAL ASSETS
Individualized Television                 $     4,060,028      $     6,927,428
HyperTV                                         3,061,521           81,820,516
Unallocated corporate                          21,933,739          153,573,135
                                          -----------------    -----------------
Total                                     $    29,055,288      $   242,321,079
                                          =================    =================


12.  RESTATEMENT OF JUNE 30, 2000 CONSOLIDATED BALANCE SHEET

The June 30, 2000 consolidated balance sheet of the Company has been restated to record the warrant received in connection with the transaction described in the following paragraphs. The restatement has no effect on stockholders equity, operations, or cash flows.

The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire") (formerly known as Todd AO Corporation), entered into a joint marketing venture "HyperTV-Registered Trademark- with Livewire" on April 13, 2000. "HyperTV with Livewire" will use ACTV's patented HyperTV convergence technology to combine the emotive power of television with the interactivity of the Internet, and will provide turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

The Company received a warrant to acquire 2,500,000 shares of Livewire at $30 per share in connection with entering into the joint marketing agreement. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes a demand registration right, and may be exercised until March 31, 2015. With certain exceptions, the warrant is not transferable. As a result, the June 30, 2000 balance sheet has been restated from amounts previously reported to record an investment and deferred revenue in the amount of $76,016,175, the estimated value of the warrant. The Company estimated the value of the warrant using the Black Scholes pricing model with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. For accounting purposes, the Company will periodically estimate the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year will be recorded through increases or decreases in Other Comprehensive Income. The deferred income recorded by the Company will be amortized into income over a period of 21 years, the contractual term of the joint marketing venture commencing July 1, 2000 when the joint marketing agreement becomes operationally effective.

A summary of the significant effects of the restatement are as follows:

                                              June 30, 2000
                                       ----------------------------
                                            As
                                        Previously
                                         Reported      As Restated
                                        ----------     -------------
Total Other Assets                      17,606,174     93,622,349

Current Liabilities-                                    3,619,818
Deferred Revenue

Non Current Liabilities-                               72,396,357
Deferred Revenue



ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         Cooperative Venture Agreement by and among HyperTV
                              Networks, Inc., Liberty Livewire, LLC and HyperTV with Livewire, LLC, dated April 13, 2000.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ACTV, Inc.

                                                Registrant


Date:    October 26, 2000               /s/ William C. Samuels
         ----------------               -----------------------------
                                        William C. Samuels
                                        Chairman, Chief Executive Officer
                                        and Director

Date:    October 26, 2000               /s/ Joseph P. Dwyer
         ----------------               -------------------
                                        Joseph P. Dwyer
                                        Executive Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)