Form 10-Q
period 2000-09-30
ACTV INC /DE/
filed 2000-11-14
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

ACTV, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2907258 (I.R.S. Employer Identification No.)

1270 Avenue of the Americas New York, New York (Address of principal executive offices)	10020 (Zip Code)

(212) 217-1600
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 10, 2000, there were 50,933,118 shares of the registrant's common stock outstanding.

Item 1. Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$134,676,552	$9,413,170
Accounts receivable-net	1,892,971	1,469,164
Other	6,062,617	1,589,430

Total current assets	142,632,140	12,471,764

Property and equipment-net	6,289,875	3,770,195

Other assets:
Investment in warrant	76,016,175	-
Investments-other	4,000,000	250,000
Patents and patents pending	8,114,836	8,142,928
Software development costs	2,354,503	2,183,950
Goodwill	1,468,665	1,788,444
Other	3,391,020	833,113

Total other assets	95,345,199	13,198,435

Total assets	$244,267,214	$29,440,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,768,038	$1,967,164
Deferred revenue	4,002,577	897,990

Total current liabilities	6,770,615	2,865,154

Long-term notes payable	-	4,804,342
Deferred revenue	71,491,403	-
Minority interest	12,465,774	2,000,593

Stockholders' equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 50,933,118 at September 30, 2000, 42,440,032 at December 31, 1999	5,093,312	4,244,004
Additional paid-in capital	273,512,879	116,448,332
Accumulated deficit	(125,066,769)	(100,922,031)

Total stockholders' equity	153,539,422	19,770,305

Total liabilities and stockholders' equity	$244,267,214	$29,440,394

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	$2,794,433	$603,712	$5,842,646	$1,730,466

Costs and expenses:
Operating expenses	3,245,126	1,414,572	9,136,422	3,136,470
Selling and administrative	9,015,025	5,817,579	20,481,176	13,539,944
Depreciation and amortization	863,787	404,067	2,328,378	1,110,708
Amortization of goodwill	106,593	106,593	319,779	319,779
Stock appreciation rights	-	(2,605,319)	-	1,950,330

Total expenses	13,230,531	5,137,492	32,265,755	20,057,231

Interest income	2,225,659	187,631	5,602,064	310,271
Interest (expense)	(13,407)	(261,305)	(284,619)	(782,922)

Interest income/(expense)-net	2,212,252	(73,674)	5,317,445	(472,651)

(Loss) before minority interest, preferred stock dividend and accretion and extraordinary items	(8,223,846)	(4,607,454)	(21,105,664)	(18,799,416)

Minority interest	606,822	-	1,084,719	-
Preferred stock dividend and accretion	-	-	-	494,431

(Loss) before extraordinary item	$(7,617,024)	$(4,607,454)	$(20,020,945)	$(19,293,847)

Extraordinary loss on early extinguishment of debt	-	-	(1,411,139)	-

Net (loss)	$(7,617,024)	$(4,607,454)	$(21,432,084)	$(19,293,847)

Basic and diluted (loss) per common share before extraordinary item	$(0.15)	$(0.11)	$(0.41)	$(0.54)
Basic and diluted (loss) per common share after extraordinary item	$(0.15)	$(0.11)	$(0.43)	$(0.54)

Weighted average number of common shares outstanding	50,743,722	41,702,126	49,274,794	35,426,283

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Cash flows from operating activities:
Net loss	$(7,617,024)	$(4,607,454)	$(21,432,084)	$(19,293,847)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	970,380	510,660	2,648,157	1,430,487
Deferred compensation from stock appreciation rights	-	1,950,330	306,000	1,950,330
Stock appreciation rights	-	(4,555,649)	-	-
Amortization and accretion of deferred expenses related to debt financing	-	271,769	-	761,094
Amortization of deferred revenue	(904,954)	-	(904,954)	-
Common stock issued in lieu of cash payment	1,520,000	2,034,844	3,040,000	6,313,480
Common stock issued for preferred dividends and accretion	-	-	-	241,513
Minority interest	(606,822)	-	(1,084,719)	-

Changes in assets and liabilities:
Accounts receivable	(317,404)	(171,200)	(423,807)	(493,811)
Other assets	(3,380,790)	(8,387)	(5,539,109)	(1,412,314)
Accounts payable and accrued expenses	517,678	(150,219)	800,872	6,285
Deferred revenue	(374,488)	564,901	(515,231)	652,934

Net cash used in operating activities	(10,193,424)	(4,160,405)	(23,104,875)	(9,843,849)
Cash flows from investing activities:
Investment in patents	(183,421)	(13,487)	(411,622)	(1,506,988)
Investment in property and equipment	(1,952,930)	(701,103)	(3,878,463)	(1,353,976)
Investment in software development costs	(247,703)	(358,280)	(700,436)	(857,080)
Strategic investments	-	-	(3,750,000)	-

Net cash used in investing activities	(2,384,054)	(1,072,870)	(8,740,521)	(3,718,044)
Cash flows from financing activities:
Retirement of debt	(300,000)	(110,827)	(4,566,095)	(170,827)
Preferred stock dividends payable	-	-	-	115,660
Redemption of preferred stock	-	-	-	(5,792,538)
Net proceeds from subsidiary equity transactions	10,000,000	-	11,549,900	-
Net proceeds from equity financings	1,666,703	6,686,224	150,124,973	28,620,507

Net cash provided by financing activities	11,366,703	6,575,397	157,108,778	22,772,802

Net (decrease) increase in cash and cash equivalents	(1,210,775)	1,342,122	125,263,382	9,210,909
Cash and cash equivalents, beginning of period	135,887,327	13,067,039	9,413,170	5,198,252

Cash and cash equivalents, end of period	$134,676,552	$14,409,161	$134,676,552	$14,409,161

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock

	Shares	Amount	Additional Paid in Capital	Deficit	Total

Balance at December 31, 1999 as originally reported	42,167,997	4,216,800	110,692,842	(95,270,130)	19,639,512

Adjustment for pooling of interests	272,035	27,204	5,755,490	(5,651,901)	130,793

Adjusted balance at December 31, 1999	42,440,032	$4,244,004	$116,448,332	$(100,922,031)	$19,770,305

Issuance of shares in connection with public offering	4,600,000	460,000	128,917,268	-	129,377,268

Issuance of shares for services	947,000	94,700	7,617,788	-	7,712,488

Issuance of shares in connection with exercise of stock options & warrants	3,004,562	300,456	20,837,127	-	21,137,583

Retirement of common stock	(58,476)	(5,848)	(307,636)	(2,712,654)	(3,026,138)

Net loss	-	-	-	(21,432,084)	(21,432,084)

Balance at September 30, 2000	50,933,118	$5,093,312	$273,512,879	$(125,066,769)	$153,539,422

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 2000

1.   Basis of Presentation

             The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of a full year's operations. In the opinion of our management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

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

             On September 6, 2000, Digital ADCO, Inc., a subsidiary of ACTV, Inc. and General Instruments, a subsidiary of Motorola Broadband Communications, announced the completion of a direct minority investment by OpenTV Corp. Digital ADCO, Inc. with Motorola Broadband Communications and OpenTV have joined to create a new subsidiary named Digital ADCO International.

3.   Merger and Acquisition Activity

  Acquisition

             On August 17, 2000, the Company acquired all of the outstanding capital stock of Bottle Rocket, Inc. ("Bottle Rocket") in exchange for 272,035 shares of the Company's common stock. Bottle Rocket creates online entertainment based on proprietary technology engines for trivia, prediction, simulation, arcade-style, and multi-player games. The acquisition of Bottle Rocket has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Bottle Rocket.

             The results of operations previously reported by the Company, the results of operations of Bottle Rocket and the combined amounts presented in the accompanying consolidated financial statements are presented below:

		Years ended December 31

	Nine months ended September 30, 1999	1999	1998	1997

	(unaudited)
Revenues:
ACTV	$1,328,961	$2,117,938	$1,405,838	$1,650,958
Bottle Rocket	401,505	791,704	219,301	297,450

Combined	$1,730,466	$2,909,642	$1,625,139	$1,948,408

Net Loss:
ACTV	$16,407,091	$22,883,180	$20,389,151	$10,358,683
Bottle Rocket	2,886,756	3,648,706	1,675,003	305,566

Combined	$19,293,847	$26,531,886	$22,064,154	$10,664,249

             There were no eliminations or other adjustments to historical financial statements or significant non-recurring charges as a result of this transaction. Bottle Rocket had no operations prior to1997.

4.   Extinguishment of Long Term Debt

             On April 3, 2000, we repaid certain notes in full, thereby incurring a loss on extinguishment of debt that we recorded as an extraordinary item in the quarter ended June 30, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139, or $0.03 per share. We incurred the debt in January 1998, when subsidiaries of ours entered into a note purchase agreement with certain private investors. Pursuant to the agreement, the purchasers purchased $5.0 million aggregate principal amount notes from our subsidiaries. The notes bore interest at a rate of 13.0% per annum, payable semi-annually. During the term of the note, the issuer had the option, pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum.

5.   Investments

             We entered into various strategic equity investments in privately held companies that operate in our industry. The investments are stated at cost, aggregating $4,000,000. We do not exercise effective control over operations for any of these strategic equity investments.

6.   Minority Interest

             We record minority interest resulting from Digital ADCO. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, Digital ADCO International is being formed to license and distribute products and services outside of North America and other western hemisphere countries. Digital Adco, Inc.'s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. All of Digital Adco's issued and outstanding shares are presently held by three investors. Open TV currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband, the co-founders of Digital Adco, own the issued and outstanding Class B common shares. ACTV, Inc. currently owns 45.9% of Digital ADCO, and exercise voting control of the venture.

             For the three and nine months ended September 30, 2000, we allocated losses in the amount of $568,985 and $1,001,377 from Digital ADCO to Motorola Broadband and OpenTV.

             In May 2000, Thomas R. Wolzien exercised his option to acquire a 49.9% interest in Media Online Services. We record minority interest resulting from this exercise and allocated losses in the amount of $37,837 and $83,342 for the three and nine months ended September 30, 2000.

7. Segment Information

             We have two principal business segments. The Digital Television segment, which includes Digital ADCO, develops and markets technologies which enables interactive television and advertising.

             The Enhanced Media segment, which includes HyperTV, Bottle Rocket, and Media Online Services, develops and markets technologies for the convergence of the Internet and television, for Internet gaming, for Internet radio and for streaming media applications.

             Information concerning the our business segments for the three and nine-month periods ending September 30, 2000 and 1999 are as follows:

	For the Three months ended September 30,		For the Nine months ended September 30,

	2000	1999	2000	1999

Revenues
Digital Television	$-	$-	$-	$-
Enhanced Media	2,794,433	603,712	5,842,646	1,730,466
Unallocated corporate	-	-	-	-

Total	$2,794,433	$603,712	$5,842,646	$1,730,466

Depreciation & Amortization
Digital Television	$419,675	$231,737	$1,076,829	$636,275
Enhanced Media	271,401	134,004	788,304	353,253
Unallocated Corporate	279,304	144,919	783,023	440,959

Total	$970,380	$510,660	$2,648,157	$1,430,487

Interest Income (Expense)
Digital Television	$71,665	$(257,264)	$(170,138)	$(756,011)
Enhanced Media	(3,365)	7,383	(1,936)	4,090
Unallocated corporate	2,143,952	176,207	5,489,519	279,270

Total	$2,212,252	$(73,674)	$5,317,445	$(472,651)

Net (Loss)
Digital Television	$(1,908,412)	$(1,863,077)	$(5,498,297)	$(4,389,478)
Enhanced Media	(3,025,312)	(2,186,962)	(8,409,037)	(5,166,938)
Unallocated corporate	(2,683,300)	(557,415)	(6,113,611)	(9,737,431)

Total	$(7,617,024)	$(4,607,454)	$(20,020,945)	$(19,293,847)

Capital Expenditures
Digital Television	$1,380,096	$433,393	$2,677,566	$1,014,606
Enhanced Media	380,115	618,831	1,495,715	2,635,218
Unallocated corporate	623,843	20,646	817,240	68,220

Total	$2,384,054	$1,072,870	$4,990,521	$3,718,044

Balance Sheet Accounts as of September 30,

	2000	1999

Current Assets
Digital Television	$10,562,359	$404,949
Enhanced Media	2,136,266	3,044,641
Unallocated corporate	129,933,515	14,306,696

Total	$142,632,140	$17,756,286

Total Assets
Digital Television	$16,115,454	$3,996,715
Enhanced Media	82,330,052	5,831,760
Unallocated corporate	145,821,708	17,305,606

Total	$244,267,214	$27,134,081

8.   Stock Appreciation Rights Plan

             The stock appreciation rights expense for the three and nine months ended September 30, 2000 was $0 and the three and nine months ended September 30, 1999 was $(2,605,319) and $1,950,330, respectively. In September 1999, all remaining SARs were converted into options under our 1999 option plan. Deferred expenses were recorded related to SARs that had not yet vested. In May 2000, we recognized $306,000 of those deferred expenses as period costs.

9.   Executive Compensation

             For both the three and nine months ended September 30, 2000 we incurred executive incentive compensation expense of $2,300,000 and $4,600,000, respectively. For both the three and nine months ended September 30, 1999, we incurred executive incentive compensation expense of $780,844 and $1,561,688. This expense is related to an executive incentive compensation provision which is based on changes in the market value of our common stock and is paid in unregistered securities. The future compensation to be recognized is contingent on continued employment of the executive and subject to forfeiture.

10.   Investment in Warrant

             The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire") (formerly known as Todd AO Corporation), entered into a joint marketing venture "HyperTV® with Livewire" on April 13, 2000. HyperTV with Livewire will use ACTV's patented HyperTV convergence technology to combine the emotive power of television with the interactivity of the Internet, and will provide turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

             The Company received a warrant to acquire 2,500,000 shares of Livewire at $30 per share in connection with entering into the joint marketing agreement. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights, and may be exercised until March 31, 2015. With certain exceptions, the warrant is not transferable. The Company has recorded an investment and deferred revenue in the amount of $ 76,016,175, the estimated value of the warrant. The Company estimated the value of the warrant using the Black Scholes pricing model with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. For accounting purposes, the Company will periodically estimate the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year will be recorded through increases or decreases in Other Comprehensive Income. The deferred income recorded by the Company is being amortized into income over a period of 21 years, the contractual term of the joint marketing venture.

11.   Supplemental Disclosure of Cash and Non-cash Activities

             For both the three and nine months ended September 30, 2000 we recorded a deferred expense of $1,520,000 and $3,040,000 for stock-based compensation.

             We also recorded revenue of $904,954 during the quarter ended September 30, 2000 relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 10).

             We also paid $284,619 in interest costs for the nine months ended September 30, 2000, and we made no cash payments of interest or income taxes during the nine months ended September 30, 1999.

12.   New Accounting Pronouncements Not Yet Effective

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

             In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133" which delayed the adoption of SFAS 133 to fiscal years beginning after June 15, 2000.

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

13.   Preferred Stock Rights Agreement

             Our policy is and has been to license our technology and arrange joint ventures for its use in a number of different industries. In August 2000, our Board of Directors adopted a Preferred Stock Rights Agreement, which gives our Board of Directors certain alternative courses of action if a potential acquirer of 15% or more of our common stock is deemed unlikely to further such policy or if such potential acquirer acts inconsistently with the best interests of our stockholders. The Preferred Stock Rights Agreement does not apply to existing holders of 15% or more of our common stock. Pursuant to the Preferred Stock Rights Agreement, we could distribute certain preferred stock purchase rights to our current stockholders. These rights would become exercisable if an outside party became the beneficial owner of 15% or more of our issued and outstanding common stock, unless our Board of Directors determines to defer the exercise of, or redeem, such rights. The potential acquirer's rights under the Preferred Stock Rights Agreement will be null and void. Once exercisable, each preferred stock purchase right would entitle the holder thereof to purchase .001 of share of our Series C Preferred Stock at an exercise price of $0.00001 per share. Each share of our Series C Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of our stockholders. Once issued our Board of Directors could vote to exchange the preferred stock purchase rights for shares of our common stock. A potential acquirer may be discouraged from completing an acquisition if it could not be assured of having control of us. Our Board of Directors has also approved an amendment to our Bylaws which provides that only a majority of the Board of Directors or the Chairman of the Board may call a special meeting of the stockholders. In addition, our certificate of incorporation permits our Board of Directors to have us designate and issue, without stockholder approval, preferred stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of our common stock. Our issuance of preferred stock or of rights to purchase preferred stock could also be used to discourage an unsolicited acquisition proposal.

             ACTV Entertainment, Inc. ("Entertainment") and HyperTV Networks, Inc. are subsidiaries of ACTV, Inc. In part as an anti-takeover defense, in 1997 and 1998 Entertainment and HyperTV granted stock options for their respective Class B common shares to a limited number of their officers and employees, which Class B stock options - as amended in December, 1999 - were to become exercisable only upon a "change of control" of ACTV, Inc., as the term "change of control" was defined in those options. Effective October 2, 2000, all of those Class B stock options were terminated, with the result that there are no options outstanding at this date with respect to any of the Class B shares of either Entertainment or HyperTV.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ACTV

             We are a digital media company that has developed proprietary and patented technologies which enable interactive television and Internet applications. We have two business segments, Digital Television and Enhanced Media. Digital Television, through our products One To One TV and SpotOn, enables television programmers and advertisers to create individualized programming for digital television. Enhanced Media, through our HyperTV, Bottle Rocket and Media Online Services businesses, primarily enhances standard video and radio content with information and interactivity.

             We anticipate that the expansion of digital television transmission systems, together with the new applications they enable, will revolutionize television as we know it by turning passive viewing into an interactive experience. Digital technology will allow telecasters, advertisers and digital media companies to bring interactivity and Internet content to a mass audience. We believe that our proprietary technologies uniquely position us to capitalize on this anticipated digital television revolution.

             To this end, we have built key strategic relationships with industry leaders, including:

  Liberty Media Corporation, Liberty Livewire Corporation and Liberty Digital Inc., collectively our largest shareholder and a co-venturer;
  Motorola Broadband Sector, a shareholder and a co-investor; and
  iN DEMAND LLC, the nation's leading pay-per-view network.

RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 2000 and September 30, 1999

             Revenues. During the three month period ended September 30, 2000, our revenues increased 363%, to $2,794,433, from $603,712 for the three month period ended September 30, 1999. The increase is the result of increasing sales of the company's Enhanced Media products, along with $904,954 in revenue from the Livewire warrant.

             Total Costs and Expenses. Operating costs for the three months ended September 30, 2000 were $3,245,126, compared to $1,414,572 for the three months ended September 30, 1999. Selling and administrative expenses for the three months ended September 30, 2000 were $9,015,025, compared to $5,817,579 for the three months ended September 30, 1999. The increases were principally the result of costs associated with the development and sales of our Enhanced Media products, increased product development costs and higher selling and administrative expenses associated with developing the sale force and infrastructure. Third quarter 2000 selling and administrative expenses also includes $2,300,000 of deferred compensation expense, of which $1,520,000 was non-cash.

             Depreciation and Amortization. Depreciation and amortization expense increased $459,720 for the three month period ended September 30, 2000, to $970,380, from $510,660 during the same period of 1999, due primarily to our increasing investment in patents, software development, and equipment.

             Interest (Expense)/Income. Interest income-net in the three month period ended September 30, 2000 was $2,212,252, compared with ($73,674) for the three month period ended September 30, 1999. The increase was the result of significantly higher cash balances resulting from our February 2000 follow-on offering. We incurred interest expense for the quarter ending September 30, 2000 of $13,407, compared to $261,305 for the same period of 1999. The interest expense for 1999 relates to the $5 million original face value notes issued by a subsidiary of ours in January 1998, and such notes were retired on April 3, 2000.

             Net Loss. For the three months ended September 30, 2000 and 1999, our net loss applicable to common stockholders after extraordinary loss was $7,617,024 and $4,607,454, or $0.15 and $0.11, per basic and diluted share, respectively.

Comparison of Nine Month Periods Ended September 30, 2000 and September 30, 1999

             Revenues. During the nine month period ended September 30, 2000, our revenues increased 238%, to $5,842,646, from $1,730,466 for the nine month period ended September 30, 1999. The increase is the result of increasing sales of the company's Enhanced Media products, along with $904,954 in revenue from the Livewire warrant.

             Total Costs and Expenses. Operating costs for the nine months ended September 30, 2000 were $9,136,422, compared to $3,136,470 for the nine months ended September 30, 1999. Selling and administrative expenses for the nine months ended September 30, 2000 were $20,481,176, compared to $13,539,944 for the nine months ended September 30, 1999. The increases were principally the result of costs associated with the development and sales of Enhanced Media products, increased product development costs and higher selling and administrative expenses associated with developing the sale force and infrastructure. Year 2000 selling and administrative expenses also includes $4,600,000 of deferred compensation expense, of which $3,040,000 was non-cash.

             Depreciation and Amortization. Depreciation and amortization expense increased $1,217,670 for the period ended September 30, 2000, to $2,648,157, from $1,430,487 during the same period of 1999, due primarily to our increasing investment in patents, software development, and equipment.

             Interest Income (Expense). Interest income for the nine month period ended September 30, 2000 was $5,602,064, compared with $310,271 for the nine month period ended September 30, 1999. The increase was the result of significantly higher cash balances resulting from our February 2000 follow-on offering. We incurred interest expense for the period ending September 30, 2000 of $284,619, compared to $782,922 for the same period of 1999. The interest expense for both periods relates to the $5 million original face value notes issued by a subsidiary of ours in January 1998, and is lower during the period ending September 30, 2000 due to retirement of the notes on April 3, 2000.

             Preferred Stock Dividends. For the nine month period ended September 30, 1999, we paid $494,431 for preferred stock dividends, related to our Series B preferred stock. We redeemed all of our outstanding preferred stock in the second quarter of 1999.

             Net Loss Before Extraordinary Item. For the nine months ended September 30, 2000, our net loss applicable to common stockholders before extraordinary item was $20,020,945 or $0.41 per basic and diluted share, an increase of 4% compared to the net loss of $19,293,847 or $0.54 per basic and diluted share for the nine months ended September 30, 1999.

             Net Loss. For the nine months ended September 30, 2000 and 1999, our net loss applicable to common stockholders after extraordinary loss was $21,432,084 or $0.43 per basic and diluted share, and $19,293,847 or $0.54 per basic and diluted share. The extraordinary loss was the result of early retirement of long term debt on April 3, 2000. The extraordinary loss includes a prepayment premium of $369,632, and the unamortized original issue discount and deferred issue costs of $819,294 and $222,213, respectively, for a total loss of $1,411,139 or $0.03 per share.

Liquidity and Capital Resources

             Since our inception, we have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through September 30, 2000, we had an accumulated deficit of $125,066,769. Our cash position on September 30, 2000 was $134,676,552, compared to $9,413,170 on December 31, 1999.

  Net cash provided by (used in) operating activities

             During the nine months ended September 30, 2000, we used $23,104,875 for cash for operations, compared with $9,843,849 for the nine months ended September 30, 1999. The increase in net cash used by operating activities principally relates to increased operating losses incurred through the roll out and execution of our business plan.

  Net cash used in investing activities and capital expenditures

             For the nine months ended September 30, 2000, we used cash for investing activities of $8,740,521, compared with $3,718,044, for the nine months ended September 30, 1999. The increase in cash used in investing activities is primarily due to $3,750,000 of strategic equity investments, along with increased capital expenditures for the roll out of the interactive TV products.

  Net cash provided by financing activities

             We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters, we sold total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999. With this warrant exercise, Liberty Digital increased its investment in us to 16%.

Impact of Inflation

             Inflation has not had any significant effect on the Company's operating costs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             Not applicable

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             There are no pending material legal proceedings to which the Company is a party.

Item 2.   Changes in Securities

             Not applicable

Item 3.   Defaults Upon Senior Securities

             Not applicable.

Item 4.   Submission of Matters to a Vote of Stockholders

             None.

Item 5.   Other Information

             On August 17, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock, stock options and warrants of Bottle Rocket, Inc., a Delaware corporation, in consideration for: (i) 254,936 shares of the Company's common stock; (ii) stock options to purchase up to 27,599 shares of the Company's common stock; and (iii) warrants to purchase up to 26,216 shares of the Company's common stock.

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits

               11 Computation of Loss per Share

               27 Financial Data Schedule

             (b) Reports on Form 8-K: None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, Inc.
Registrant

Date: November 13, 2000	/s/ William C. Samuels

William C. Samuels Chairman, Chief Executive Officer and Director

Date: November 13, 2000	/s/ Joseph P. Dwyer

Joseph P. Dwyer Executive Vice President, Chief Financial Officer (principal financial and accounting officer)