Form 10-K/A
period 2000-12-31
ACTV INC /DE/
filed 2001-04-30
CIK 854152

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

ACTV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2907258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Park Avenue South, 18th Floor New York, New York	10003-1604
(Address of principal executive offices)	(Zip Code)

(212) 497-7000
(Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.10 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X          No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $3.35 on April 27, 2001) was $147,250,654.

    As of April 27, 2001, there were 56,100,815 shares of the registrant's common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    This amendment to the annual report on Form 10-K/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward looking statements. ACTV, Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

EXPLANATORY NOTE

    This amendment on Form 10-K/A of our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2001, reports the information required under Part III of the Form 10-K.

    The terms "we," "our," and "ACTV" used herein refer to ACTV, Inc. and its subsidiaries.

PART III

Item 10. MANAGEMENT

  Directors, Executive Officers, and Control Persons

Name	Age	Position with Company	Position Held Since
William C. Samuels	58	Chairman, Chief Executive Officer and Director	CEO since 1993, Chairman since 1994 and Director since 1989.
David Reese	45	President, Chief Operating Officer and Director	President and Chief Operating Officer since 1999 and Director since 1992.
Bruce J. Crowley	43	President of ACTV Enhanced Media Services, Inc. and Director	President since July 2000 and Director since December 1995.
Christopher C. Cline*	50	Chief Financial Officer	From November 1993 to July 2000 and since April 2001.
Day L. Patterson	58	Executive Vice President, General Counsel and Secretary	EVP since October 2000, General Counsel and Secretary since September 1999.
William A. Frank	52	Executive Vice President and Director	EVP since September 2000 and Director since 1996.
Melvyn N. Klein	58	Director	Since December 1999.
Steven W. Schuster	45	Director	Since May 1996.
John C. Wilcox	58	Director	Since July 2000.

*
Succeeded Joseph P. Dwyer April 20, 2001.

    William C. Samuels, (58), Director since August 1989. Chairman of the Board since November 1994 and Chief Executive Officer since August 1993. From August 1989 to February 1999, Mr. Samuels also served as President of the Company. He is a trustee of Howard J. Samuels Institute at City College in New York, New York and is on the Board of Directors of the Council of Economic Priorities. Mr. Samuels received a J.D. from Harvard Law School and a B.S. from the Massachusetts Institute of Technology.

    David Reese, (45), Director since 1992. President and Chief Operating Officer since February 1999 and President of ACTV Entertainment, Inc., a subsidiary of the Company ("ACTV Entertainment"), since November 1994. He has been employed by the Company since December 1988, and served as the Company's Vice President of Finance from September 1989 through November 1993. Mr. Reese is the chair of the advisory board of Pennsylvania State University's School of Information Science and Technology. He has a B.S. from Pennsylvania State University.

    Bruce J. Crowley, (43), Director since December 1995. President of ACTV Enhanced Media Services, Inc., a subsidiary of the Company, since July 2000, and President of HyperTV Networks, Inc., a subsidiary of the Company, since December 1995. Mr. Crowley joined the Company in October 1994. Mr. Crowley has a B.A. from Colgate University and an M.B.A. from Columbia University.

    Christopher C. Cline, (50), Chief Financial Officer. Mr. Cline served as Senior Vice President—New Business Development from December 1999 to April 2001, and as Chief Financial Officer from November 1993 to July 2000, and since April 2001. From July 1995 to September 1999, he also served as our Secretary. He received B.A. from Haverford College and an M.B.A. from Stanford University.

    Day L. Patterson, (58), Executive Vice President, General Counsel and Secretary of the Company since October 2000. Mr. Patterson joined the Company as Sr. Vice President, General Counsel and Secretary in September, 1999. He had previously been employed as general counsel of American Cable Entertainment. Mr. Patterson has a B.A. from Yale College and a J.D. from Columbia Law School.

    William A. Frank, (52), Executive Vice President since September 2000. Director since April 1996. Formerly served as the Chief Operating Officer of Cognitive Arts Corp., a position he had held since June 1997. Mr. Frank was formerly the Chief Executive Officer of Greenwich Entertainment Group ("Greenwich"), against which an involuntary bankruptcy petition was filed with the U.S. Bankruptcy Court in May 1997 and pursuant to which Greenwich was liquidated. Mr. Frank received a B.S. from the University of Missouri.

    Melvyn N. Klein, (58), Director since December 1999. He currently is the sole stockholder of a general partner of GKH Partners, L.P., an investment partnership. Mr. Klein is also a principal of Questor Management Company and director of Anixter International, Bayou Steel Corporation and Hanover Compressor Corporation. He received a B.A. from Colgate University and a J.D. from Columbia University.

    Steven W. Schuster, (45), Director since May 1996. Mr. Schuster has been engaged in the practice of law for more than 16 years, since January 1996, as a partner with the law firm of McLaughlin & Stern LLP. From June 1993 to December 1995 he was a member of the law firm of Shane & Paolillo, P.C.; Mr. Schuster received his BA from Harvard University (1976) and his JD from New York University School of Law.

    John C. Wilcox, (58), Director since July 2000, is Vice Chairman of Georgeson Shareholder Communications Inc., a firm specializing in corporate governance, proxy solicitation and other services to publicly-traded companies. Mr. Wilcox has been with Georgeson for 27 years. He is Vice Chairman of the Board of Trustees of the Woodrow Wilson National Fellowship Foundation, and a trustee of Bennington College. He received a B.A. from Harvard College, an M.A. from the University of California, Berkeley, a J.D. from Harvard Law School and an LL.M degree from the New York University Graduate School of Law.

Item 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998, paid to the Company's Chief Executive Officer, the three other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum.

				Long-Term Compensation
	Annual Compensation
				Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation
Name and Principal Position	Year	Salary	Bonus
William C. Samuels, Chairman, Chief Executive Officer (1)	2000	$345,000	$0	$6,900,000	0/0	$10,400
	1999	$295,000	$25,000	$3,123,376	0/0	$1,976,716
	1998	$293,269	$75,000		525,000/0	$10,248
David Reese, President (2)	2000	$295,000	$0		300,000/0	$2,765
	1999	$245,000	$34,410		0/0	$900,254
	1998	$243,269	$42,500		330,000/0	$2,765
Bruce Crowley, President, ACTV Enhanced Media Services, Inc. (3)	2000	$295,000	$0	$202,943	200,000/0	$2,548
	1999	$245,000	$37,000		0/0	$692,250
	1998	$243,269	$35,000		201,000/0
Christopher Cline, Chief Financial Officer (4)	2000	$200,000	$75,000		25,000/0	$1,544
	1999	$150,000	$5,000		140,000/0	$704,733
	1998	$135,000	$35,000		25,000/0

(1)
Mr. Samuels has served as Chief Executive Officer of the Company since 1993, Chairman of the Board since 1994, and a Director of the Company since August 1, 1989. Mr. Samuels' "other compensation" for 2000 relates to payments of life insurance premiums and for 1999 relates to the payment of life insurance premiums, the exercise of SARs, and the forgiveness of a loan made to purchase Common Stock. The stated value of the restricted stock awards are based upon the market price of the common stock during the first Quarter of each year reported. Further, such shares are subject to forfeiture and other restrictions pursuant to Mr. Samuels' employment agreement. Of Mr. Samuels' other compensation for 1999, 99% was reinvested in the Company and paid in the form of unregistered Common Stock. His other compensation for 1998 relates to the payment of life insurance premiums.

(2)
Mr. Reese has been the Company's President and Chief Operating Officer since February 1999. Mr. Reese has been President of ACTV Entertainment since 1994. Prior thereto he was the Company's Vice President of Finance from September 1989 through November 1992. Mr. Reese's "other compensation" for 2000 relates to payments of life insurance premiums and for 1999 relates to the payment of life insurance premiums, the exercise of SARs, and the forgiveness of a loan made to purchase Common Stock. Of Mr. Reese's other compensation for 1999, 99% was reinvested in the Company and paid in the form of unregistered Common Stock. His other compensation for 1998 relates to the payment of life insurance premiums.

(3)
Mr. Crowley has served as President of ACTV Enhanced Media Services, Inc. since July 2000 and President of HyperTV Networks, Inc. since December 1995. Mr. Crowley's "other compensation" for 2000 relates to payments of life insurance premiums and for 1999 relates to the exercise of SARs, and the forgiveness of a loan made to purchase Common Stock. Of Mr. Crowley's other compensation for 1999, 100% was reinvested in the Company and paid in the form of unregistered Common Stock.

(4)
Mr. Cline has served as Chief Financial Officer from November 1993 to July 2000, and from April 2001. Mr. Cline also served as Senior Vice President—New Business Development from December 1999 to April 2001. Mr. Cline's "other compensation" for 2000 relates to payments of life insurance premiums and for 1999 relates to the exercise of SARs and the forgiveness of a loan made to purchase Common Stock. Of Mr. Cline's other compensation for 1999, 100% was reinvested in the Company and paid in the form of unregistered Common Stock.

Options Grants to Named Executive Officers in Last Fiscal Year

    The following tables set forth certain information with respect to all outstanding stock options issued during 2000 to the Company's Named Executive Officers.

	Individual Grants
					Potential Realizable Value At Assumed Annual Rates of Price Appreciation for Option Term
		Percent of Total Options Granted to Employees In Fiscal Year
	Number of Securities Underlying Options Granted
			Exercise Price	Expiration Date
Name					5%	10%
David Reese	300,000	6.0%	$7.00	10/18/06	$580,191	$1,282,071
Bruce Crowley	200,000	4.0%	$7.00	10/18/06	$386,794	$854,714
Christopher Cline	25,000	1.0%	$13.50	4/24/05	$89,257	$201,014

    The following tables set forth for the Named Executive Officers certain information with respect to exercises of stock options during 2000 and year-end 2000 stock option holdings. (1)

Name	Shares Acquired on Exercise (#)	Value Realized		Number of Unexercised In-The-Money Options (Exercisable/Unexercisable)	Value of Unexercised In-The-Money Options (Exercisable/Unexercisable)
William Samuels	250,000		$1,375,000	1,959,000/908,000	$5,341,850/$2,406,200
David Reese				1,479,334/570,666	$4,039,635/$1,512,265
Bruce Crowley				757,667/347,333	$2,066,218/$920,432
Christopher Cline	8,333 11,100	$ $	108,537 62,438
Total (Cline)	19,433		$170,975	8,334/8,334	$22,919/$22,085

(1)
The closing bid price of a share of the Company's Common Stock at December 31, 2000 was $4.25. The exercise prices of the options held by Named Executive Officers at December 31, 2000 range from $1.50 to $13.50.

Director Compensation

    Non-employee directors may be paid an honorarium for attending meetings of the Board of Directors of the Company, in an amount that management anticipates will not exceed $500 per meeting. There were no director fees paid in 2000.

Employment and Consulting Agreements

    The Company and Mr. Samuels entered into an employment agreement in August 1995, as amended in January 2001. Mr. Samuels serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Samuels currently receives an annual salary of $345,000 and a bonus paid in cash and/or in unregistered securities equal to 2% of the increase over a twelve month period in the total market capitalization of the Company over the highest base upon which a bonus has been paid. Mr. Samuels' employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

    Mr. Samuels currently holds fully vested options to purchase 1,959,000 shares of Common Stock at exercise prices of $1.50 and $1.60 per share as of year-end 2000. Mr. Samuels also holds options to purchase an aggregate of 908,000 shares of Common Stock at exercise prices of $1.50 and $1.60 per share, none of which were exercisable as of year-end 2000. Under certain circumstances, a portion of such option shares may be adjusted to avoid dilution. Mr. Samuels was also granted options to purchase Class B common shares (the "Class B Options") in the Company's two principal subsidiaries, which were exercisable in the event of a change of control of the Company. In October 2000, Mr. Samuels voluntarily terminated the Class B Options.

    Mr. Reese currently serves as the Company's President and Chief Operating Officer. Mr. Reese currently receives an annual salary of $325,000. Mr. Reese currently holds fully vested options to purchase 1,479,334 shares of Common Stock at exercise prices of $1.50 and $1.60 per share as of year-end 2000, and options to purchase 870,666 shares at exercise prices of $1.50, $1.60 and $7.00 per share, none of which were vested as of year-end 2000. Under certain circumstances, a portion of such option shares may be adjusted to avoid dilution. Mr. Reese was also granted options to purchase Class B common shares (the "Class B Options") in the Company's two principal subsidiaries, which were exercisable in the event of a change of control of the Company. In October 2000, Mr. Reese voluntarily terminated the Class B Options.

    The Company and Mr. Crowley entered into an employment agreement in August 1995, as amended in January 2001. Mr. Crowley serves as President of ACTV Enhanced Media Services, Inc. Mr. Crowley currently receives an annual salary of $295,000. Mr. Crowley's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

    Mr. Crowley currently holds fully vested options to purchase 757,667 shares of common stock at exercise prices of $1.50 and $1.60 as of year-end 2000 and options to purchase 547,333 shares of common stock at exercise prices of $1.50, $1.60 and $7.00 per share, none of which were vested as of year-end 2000. Under certain circumstances, a portion of such option shares may be adjusted to avoid dilution. Mr. Crowley was also granted options to purchase Class B common shares (the "Class B Options") in the Company's two principal subsidiaries, which were exercisable in the event of a change of control of the Company. In October 2000, Mr. Crowley voluntarily terminated the Class B Options.

    The Company and Mr. Cline entered into an employment agreement in August 1995, as amended in January 2001. Mr. Cline serves as Chief Financial Officer. Mr. Cline currently receives an annual salary of $200,000. Mr. Cline's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with the Company during the term of his employment agreement and for one year thereafter.

    Mr. Cline currently holds fully vested options to purchase 27,318 shares of common stock at exercise prices of $1.50 and $9.00 as of year-end 2000 and options to purchase 140,001 shares of common stock at exercise prices of $1.60, $6.50, $9.00 and $13.50 per share, none of which were vested as of year-end 2000. Under certain circumstances, a portion of such option shares may be adjusted to avoid dilution. Mr. Cline was also granted options to purchase Class B common shares (the "Class B Options") in the Company's two principal subsidiaries, which were exercisable in the event of a change of control of the Company. In October 2000, Mr. Cline voluntarily terminated the Class B Options.

    Mr. Samuels' and Mr. Crowley's employment agreements contain a change of control provision whereby, in certain circumstances, including the possibility that a person becomes the owner of 30% or more of the outstanding securities of the employer, the employee, at his option, shall receive a special compensation payment for the exercise cost of all vested options upon exercising those options any time within twelve months after the effective date of the change of control. Additionally, if Mr. Samuels or Mr. Crowley is not retained upon the occurrence of such event, he will receive a bonus not to exceed 2.7 times his then current base salary.

    At the time of issuance, all options to the Company's employees were granted at an exercise price equal to or greater than the prevailing market price for the Company's Common Stock.

Board Compensation Report

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

    Cash Compensation. In determining its recommendations for adjustments to officers' base salaries for fiscal 2000 the Company focused primarily on the scope of each officer's responsibilities, each officer's contributions to the Company's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, the Company's assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of the Company's financial position. In certain situations, relating primarily to the completion of important transactions or developments, the Company may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to the Company of the transaction or development.

    Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's Stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plans."

Compensation Committee and Insider Participation

    The Compensation Committee of the Board of Directors ("Committee") is responsible for making all compensation decisions with respect to the executive officers of the Company. The Committee consists of Steven W. Schuster and John C. Wilcox, who were elected to the Committee in July 1998 and July 2000, respectively. In 1999, the Committee retained the independent compensation consulting firm of Lyons, Benenson & Company Inc. ("LB & Co.") to review and evaluate the Company's compensation structure and policies. Following that review, LB & Co. advised the Company that its compensation structure and policies are appropriate and competitive as compared with those of similarly situated companies.

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

Respectfully submitted,

William C. Samuels, Chairman
David Reese, Bruce J. Crowley, William A. Frank,
Melvyn N. Klein, Steven W. Schuster, John C. Wilcox.

Corporate Performance Graph

    The following graph shows a comparison of cumulative total stockholder returns from December 31, 1995 through December 31, 2000 for the Company, the Nasdaq Stock Market-U.S. Index ("Nasdaq") and the JP Morgan H&Q Technology Index ("H&Q").

Dates	ACTV, Inc.	H&Q	Nasdaq Stock Market-U.S.
Dec-95	100.00	100.00	100.00
Jan-96	128.33	101.48	100.50
Feb-96	122.50	106.56	104.33
Mar-96	120.00	101.93	104.68
Apr-96	113.33	116.01	113.35
May-96	103.33	117.76	118.55
Jun-96	98.33	109.18	113.21
Jul-96	115.00	97.96	103.14
Aug-96	98.33	103.89	108.93
Sep-96	83.33	115.90	117.25
Oct-96	73.33	114.25	115.94
Nov-96	86.67	127.72	123.13
Dec-96	86.67	124.29	123.03
Jan-97	80.00	137.60	131.76
Feb-97	73.33	126.36	124.47
Mar-97	55.00	118.47	116.35
Apr-97	53.33	122.85	119.98
May-97	48.33	141.34	133.56
Jun-97	45.83	142.59	137.67
Jul-97	40.00	165.53	152.18
Aug-97	47.50	166.00	151.95
Sep-97	39.17	172.81	160.95
Oct-97	48.33	154.35	152.57
Nov-97	45.83	152.74	153.37
Dec-97	43.33	145.71	150.68
Jan-98	45.83	155.06	155.46
Feb-98	45.00	173.50	170.07
Mar-98	43.33	176.43	176.36
Apr-98	40.00	183.30	179.34
May-98	50.00	169.92	169.37
Jun-98	52.50	180.62	181.21
Jul-98	65.00	178.34	179.09
Aug-98	50.00	140.26	143.58
Sep-98	54.17	160.56	163.50
Oct-98	45.00	174.10	170.69
Nov-98	96.67	194.80	188.04
Dec-98	101.67	226.64	212.47
Jan-99	161.67	257.65	243.31
Feb-99	213.33	229.10	221.52
Mar-99	303.33	246.84	238.28
Apr-99	423.33	244.36	245.95
May-99	410.00	259.67	239.14
Jun-99	370.00	292.34	260.66
Jul-99	365.00	288.35	255.95
Aug-99	291.67	302.38	266.78
Sep-99	371.67	309.27	267.14
Oct-99	421.67	341.72	288.55
Nov-99	581.68	399.46	323.65
Dec-99	1218.35	506.17	394.84
Jan-00	945.01	484.27	380.23
Feb-00	801.68	618.98	452.50
Mar-00	935.01	570.99	443.19
Apr-00	483.33	509.35	372.78
May-00	325.01	447.83	327.81
Jun-00	398.35	512.87	385.37
Jul-00	398.35	480.07	364.48
Aug-00	475.01	564.67	407.57
Sep-00	366.67	503.54	354.62
Oct-00	262.51	457.71	325.45
Nov-00	178.35	327.65	250.65
Dec-00	113.33	327.22	237.36

    The graph assumes that the value of the investment in the Company's Common Stock, Nasdaq and H&Q was $100 on December 31, 1995 and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Stock Options

STOCK OPTIONS

Stock Option Plans

    The Company's 1989 Non-Qualified Stock Option Plan (the "1989 NQSO Plan") was adopted by the Board of Directors in August 1999 and approved by the Stockholders in October 1989. The 1989 NQSO Plan which is administered by the Board of Directors, provides for the issuance of up to an aggregate of 100,000 shares of Common Stock upon exercise of options granted to employees, officers, directors, consultants and independent contractors. The 1989 NQSO Plan grants the Board the discretion to establish the option exercise price, and that the option exercise price may be less than fair market value at the time of the grant of the option. Options granted under the 1989 NQSO Plan shall expire on a date determined by the Board or the Committee, but in no event later than three months after the termination of employment or retainer. The 1989 NQSO Plan generally provides that the purchase price must be delivered in cash, or if permitted by the Board or the Committee, services rendered or by a combination thereof. At December 31, 2000, 91,500 options were granted under the 1989 ISO Plan (net of cancellations), of which 82,000 had been exercised.

    The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors in April 1996 and approved by the Stockholders in July 1996. The purpose of the 1996 Plan is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute to its success and remain in its employ. Under the 1996 Plan, the Company is authorized to issue options for a total of 500,000 shares of Common Stock. At December 31, 2000, 493,484 options had been granted under the 1996 Plan (net of cancellations), of which 331,214 had been exercised.

    The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors in April 1998 and approved by the Stockholders in June 1998. The purpose of the 1998 Plan is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute to its success and remain in its employ. Under the 1998 Plan, the Company is authorized to issue options to purchase up to 900,000 shares of Common Stock. At December 31, 2000, 802,167 options were granted under the 1998 Plan (net of cancellations), of which 170,161 had been exercised.

    The Company's 1999 Stock Incentive Plan (the "1999 Plan") was adopted by the Board of Directors on March, 1999 and approved by the Stockholders in May, 1999. The purpose of the 1999 Plan is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute to its success and remain in its employ. Under the 1999 Plan, the Company is authorized to issue options to purchase up to 1,500,000 shares of Common Stock. At December 31, 2000, 1,412,667 options were granted under the 1999 Plan (net of cancellations), of which 113,814 had been exercised.

    The Company's 2000 Stock Incentive Plan (the "2000 Plan") was adopted by the Board of Directors on March 2, 2000 and by the Stockholders on May 19, 2000. The 2000 Plan is intended to benefit the Stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the 2000 Plan should identify their success with that of the Company's Stockholders and therefore will be encouraged to increase their proprietary interest in the Company. All directors, executive officers, employees, consultants and other persons who perform significant services for or on behalf of the Company are eligible to participate in the 2000 Plan.

    Under the 2000 Plan, the Company is authorized to issue options, subject to adjustment, to purchase up to 4,000,000 shares of Common Stock. The shares of Common Stock to be offered under the 2000 Plan shall not exceed the sum of (i) 4,000,000; (ii) any shares available for future awards under the Company's 1996 Plan, 1998 Plan and 1999 Plan as of the effective date of the 2000 Plan; and

(iii) any shares that are represented by awards previously granted whether under a prior plan of the Company or otherwise, which are forfeited, expire or are canceled without the delivery of shares or which result in the forfeiture of shares back to the Company.

    During 2000, the Company granted under the 2000 Plan options to purchase 3,379,665 shares of Common Stock (net of cancellations). Options to purchase 15,822 shares of Common Stock under the 2000 Plan were exercised.

    As of December 31, 2000, the Company has also issued options to purchase shares of Common Stock at varying prices, expiring at dates from 1999 to 2006, that are not part of the Plans. These include options to (i) Mr. Samuels for 1,473,000 shares at $1.50 per share and options for 1,362,000 shares at $1.60 per share; (ii) Mr. Reese for 1,176,000 shares at $1.50 per share and 856,000 shares at $1.60 per share; (iii) Mr. Crowley for 564,000 shares at $1.50 per share and 521,000 shares at $1.60 per share; and (iv) Mr. Cline for 8,334 shares at $1.50 per share. During the year ended December 31, 2000, these executive officers exercised 250,000 options that are not part of the Plans.

Section 401(k) Plan

    During 1996, the Company adopted a Savings and Retirement Plan (the "401(k) Plan") covering the Company's full-time employees, the 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings on such contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan.

Options Grants in Subsidiaries

    During 1997, the Company issued to certain employees options to acquire Class B Common Shares in the Company's two principal subsidiaries (the "Class B Options"). The Class B Common Shares in total represented not more than 20% of all authorized common stock of each subsidiary. Each Class B Common Share carried "super-voting" rights, entitling the holder to 25 votes per each Class B Common Share.

    In December 1999, the holders of Class B Options agreed to amendments to the exercise provisions of the Class B Options, which restricted the holders' ability to exercise the Class B Options only in the event of a change in control. In October 2000, the holders voluntarily terminated the Class B Options.

SECTION 16(a) REPORTING

    As under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2000 the Company believes all reports on behalf of its executive officers and directors for all transactions were filed on a timely basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 24, 2001 relating to the beneficial ownership of Common Stock by (1) each beneficial owner of 5% or more of outstanding Common Stock of the Company, based upon information filed by such owners with the Securities and Exchange Commission; (2) each of the Company's directors; (3) each of the Company's named executive officers, as defined under the Securities Exchange Act of 1934; and (4) all directors and executive officers as a group. The table does not include options that have not vested or are not exercisable within 60 days of the date of this report:

Name and Address of Beneficial Owner(1)	Number of Shares (2)		Percent of Class
Liberty Media Corporation (3)	8,810,000		15.70%
William C. Samuels	4,346,134	(4)	7.50%
David Reese	2,117,667	(5)	3.65%
Bruce J. Crowley	1,086,135	(6)	1.91%
Christopher C. Cline	303,298	(7)	*
Steven W. Schuster	46,167	(8)	*
William Frank	21,500	(9)	*
Melvyn Klein	15,000	(10)	*
John Wilcox	15,000	(11)	*
All officers and directors as a group (8 persons) (2-11)	7,950,901		13.10%

*
Indicates less than 1% of the total shares outstanding.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o ACTV, Inc., 225 Park Avenue South, 18th Floor, New York, New York 10003-1604.

(2)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)
The address of Liberty Media Corporation is 8101 E. Prentice Avenue, Suite 500, Englewood, Colorado 80111.

(4)
Includes options to purchase 1,871,336 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(5)
Includes options to purchase 1,955,334 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(6)
Includes options to purchase 714,668 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(7)
Mr. Cline is the trustee of the Company's 401(k) Plan and votes the 230,350 shares included in the plan. Such number of shares has been included in the 303,298 shares reported for Mr. Cline.

(8)
Includes options to purchase 22,667 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(9)
Includes options to purchase 21,500 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(10)
Includes options to purchase 15,000 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

(11)
Includes options to purchase 15,000 shares which are presently exercisable or which become exercisable within 60 days of the date of this report.

Item 13. CERTAIN TRANSACTIONS

    In September 1998, Liberty Media invested $5 million in the Company and in return for its investment received 2,500,000 shares of Common Stock and an option to purchase an additional $5 million of Common Stock. Also in September 1998, the Company and Liberty Media created LMC IATV Events, LLC to license and produce individualized marquee national or international pay-per-view events. In connection with this venture, the Company granted LMC IATV Events an exclusive license to produce and distribute pay-per-view events that incorporate the Company's individualized programming enhancements.

    In March 1999, Liberty Media exercised its option to purchase Common Stock for $5 million and purchased additional Common Stock at $8.00 per share for $4 million. The Company also issued warrants to Liberty Media which, if fully exercised, would require Liberty Media to invest an additional $90 million in the Company. These warrants were fully exercisable, had a weighted average exercise price of $12.00 and expired in three equal tranches in March 2000, 2001 and 2004. On March 28, 2000, Liberty exercised the first tranche of its warrants for 2,500,000 shares of the Company's unregistered Common Stock. The second tranche expired in March 2001which resulted in the expiration of the third tranche. Liberty Media has demand registration rights with respect to the Common Stock it acquired in these transactions.

    In connection with Liberty Media's purchases of Common Stock of the Company in 1998 and 1999, Liberty Media acquired the right to nominate members to the Company's Board based on the number of shares of Common Stock it actually owns. The Company has agreed to use its reasonable best efforts to have Liberty Media's nominees elected to the Company's Board. To date, Liberty Media has not exercised this right.

    In April 2000, we entered into an agreement with Liberty Livewire, a unit of Liberty Media, to jointly market HyperTV With Livewire. Liberty Livewire is the U.S. leader in audio and video post-production and location services. The agreement gives Liberty Livewire the right to provide content creation services and, through its affiliate AT&T IP Services, a scaleable hosting infrastructure for HyperTV With Livewire. Pursuant to the agreement creating HyperTV With Livewire, we received warrants to purchase 2.5 million shares of Liberty Livewire common stock.

    All current transactions between the Company and our officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 30th day of April 2001.

Signature	Title	Date
/s/ WILLIAM C. SAMUELS William C. Samuels	Chairman of the Board and Chief Executive Officer	April 30, 2001
/s/ DAVID REESE David Reese	President, Chief Operating Officer and Director	April 30, 2001
/s/ BRUCE J. CROWLEY Bruce J. Crowley	President — ACTV Enhanced Media Services, Inc. and Director	April 30, 2001
/s/ CHRISTOPHER C. CLINE Christopher C. Cline	Chief Financial Officer	April 30, 2001
/s/ DAY L. PATTERSON Day L. Patterson	Executive Vice President, General Counsel and Secretary	April 30, 2001
/s/ WILLIAM A. FRANK William A. Frank	Executive Vice President and Director	April 30, 2001

QuickLinks

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
EXPLANATORY NOTE
PART III
Options Grants to Named Executive Officers in Last Fiscal Year
Board Compensation Report
Compensation Committee and Insider Participation
Corporate Performance Graph
STOCK OPTIONS
SECTION 16(a) REPORTING
Signatures