Form 10-Q
period 2001-03-31
ACTV INC /DE/
filed 2001-05-14
CIK 854152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                 --------------

                                   ACTV, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------


           DELAWARE                                              94-2907258
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         225 PARK AVENUE SOUTH
           NEW YORK, NEW YORK                                      10003
(Address of principal executive offices)                         (Zip Code)


                                 (212) 497-7000
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       As of May 9, 2001, there were 56,126,581 shares of the registrant's common stock outstanding.

================================================================================

ITEM 1.      FINANCIAL STATEMENTS


                           ACTV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,
                                                                                     2001          DECEMBER 31,
                                                                                 (UNAUDITED)           2000
                                                                                -------------      -------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                    $ 101,046,645      $ 122,488,041
   Accounts receivable-net                                                          3,550,704          1,182,376
   Other                                                                            3,295,218          4,402,541
                                                                                -------------      -------------
       Total current assets                                                       107,892,367        128,072,958
                                                                                -------------      -------------

Property and equipment-net                                                         16,061,176         12,628,232
                                                                                -------------      -------------

Other assets:
   Restricted cash                                                                  4,322,400          3,165,368
   Investment in warrant                                                           76,016,175         76,016,175
   Investments-other                                                                3,250,000          3,250,000
   Patents and patents pending                                                      8,086,759          8,053,642
   Software development costs                                                       3,872,217          3,328,101
   Goodwill                                                                        27,143,580          1,362,072
   Other                                                                            1,000,686            275,638
                                                                                -------------      -------------
       Total other assets                                                         123,691,817         95,450,996
                                                                                -------------      -------------
           Total assets                                                         $ 247,645,360      $ 236,152,186
                                                                                =============      =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $   3,494,281      $   7,712,857
   Deferred revenue                                                                 3,885,442          4,032,776
                                                                                -------------      -------------
       Total current liabilities                                                    7,379,723         11,745,633

Deferred revenue                                                                   69,681,497         70,586,450
Minority interest                                                                  12,612,521         13,307,131

Stockholders' equity:
   Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 51,228,154 at December 31, 2000, and 56,056,836 at
     March 31, 2001                                                                 5,605,684          5,122,816
   Additional paid-in capital                                                     300,920,042        273,605,573
   Accumulated deficit                                                           (148,554,107)      (138,215,417)
                                                                                -------------      -------------
       Total stockholders' equity                                                 157,971,619        140,512,972
                                                                                -------------      -------------
           Total liabilities and stockholders' equity                           $ 247,645,360      $ 236,152,186
                                                                                =============      =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
Revenues                                                              $  3,273,442      $  1,393,037
                                                                      ------------      ------------

Costs and expenses:
   Operating expenses                                                    4,173,051         2,797,728
   Selling and administrative                                            9,916,084         4,090,453
   Depreciation and amortization                                         1,419,522           711,537
   Amortization of goodwill                                                418,498           106,593
                                                                      ------------      ------------
       Total expenses                                                   15,927,155         7,706,311

Interest income                                                          1,620,408         1,167,879
Interest expense                                                                --          (261,305)
                                                                      ------------      ------------
   Interest--net                                                         1,620,408           906,574
                                                                      ------------      ------------

Loss before minority interest                                          (11,033,305)       (5,406,700)

Minority interest - subsidiaries                                          (694,615)         (170,450)
                                                                      ------------      ------------
Net loss                                                              $(10,338,690)     $ (5,236,250)
                                                                      ============      ============

Basic and diluted loss per common share                               $      (0.20)     $      (0.12)


Weighted average number of common shares outstanding                    52,358,579        45,215,172


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                  --------------------------------
                                                                      2001               2000
                                                                  -------------      -------------
Cash flows from operating activities:
Net loss                                                          $ (10,338,690)     $  (5,236,250)
   Adjustments to reconcile net loss to net cash used in
     operations:
   Depreciation and amortization                                      1,838,019            818,130
   Amortization and accretion of deferred expenses related to
     debt financing                                                          --            246,757
   Amortization of deferred revenue                                    (904,953)                --
   Common stock issued in lieu of cash payment                        1,842,248             68,219
   Minority interest                                                   (694,615)          (170,450)

Changes in assets and liabilities:
   Accounts receivable                                               (1,152,241)          (131,158)
   Other assets                                                        (959,661)          (729,066)
   Accounts payable and accrued expenses                             (4,914,100)          (417,374)
   Deferred revenue                                                    (147,334)           (70,150)
                                                                  -------------      -------------
     Net cash used in operating activities                          (15,431,327)        (5,621,342)
Cash flows from investing activities:
   Investment in patents                                               (182,357)           (68,268)
   Investment in property and equipment                              (3,804,775)          (560,422)
   Investment in software development costs                            (747,446)          (270,688)
   Acquisition of business net of cash and cash equivalents           1,881,540                 --
                                                                  -------------      -------------
     Net cash used in investing activities                           (2,853,038)          (899,378)
Cash flows from financing activities:
   Net proceeds from debt issuance                                   (2,000,000)
   Purchase of letters of credit                                     (1,157,031)                --
   Net proceeds from equity financings                                       --        150,256,379
                                                                  -------------      -------------
     Net cash (used)/provided by financing activities                (3,157,031)       150,256,379
                                                                  -------------      -------------
Net (decrease) increase in cash and cash equivalents                (21,441,396)       143,735,659
     Cash and cash equivalents, beginning of period                 122,488,041          9,413,169
                                                                  -------------      -------------
     Cash and cash equivalents, end of period                     $ 101,046,645      $ 153,148,828
                                                                  =============      =============

      SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following schedule provides additional information concerning acquisitions:

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                            MARCH 31,2001
                                                            -------------
Purchase Acquisitions:
     Assets acquired                                         $ 2,089,608
     Liabilities assumed                                       2,695,524
     Shares issued                                            27,475,090


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ACTV, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                               COMMON STOCK
                                     -------------------------------    ADDITIONAL PAID
                                        SHARES             AMOUNT         IN CAPITAL         DEFICIT              TOTAL
                                     -------------     -------------     -------------     -------------      -------------
December 31, 2000                       51,228,154     $   5,122,816     $ 273,605,573     $(138,215,417)     $ 140,512,972

Issuance of shares in
   connection with exercise of
   stock options & warrants                727,833            72,783             2,189                --             74,972

Issuance of shares for services             92,960             9,296           237,979                --            247,275

Issuance of shares in
   connection with acquisition .         4,007,889           400,789        27,074,301                --         27,475,090

Net loss                                        --                --                --       (10,338,690)       (10,338,690)
                                     -------------     -------------     -------------     -------------      -------------
Balance at March 31, 2001               56,056,836     $   5,605,684     $ 300,920,042     $(148,554,107)     $ 157,971,619
                                     =============     =============     =============     =============      =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.    BASIS OF PRESENTATION

      The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

      All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

      These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

      We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 presentation.

2.    FINANCING ACTIVITIES

      On February 3, 2000, the Company completed a follow-on offering of 4.6 million common shares, including 0.6 million common shares to cover the over-allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share or $8.28 million, resulting in net proceeds of $28.20 per share, or $129.7 million.

      On March 27, 2000 Liberty Digital, Inc. invested an additional $20 million in the Company, increasing its investment to 16% by exercising a warrant granted in March 1999.

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

      On March 7, 2001, the Company acquired all of the assets and business of Intellocity, Inc., ("Intellocity") a technology and engineering solutions provider focusing on the interactive television market. The Company acquired Intellocity for 4,007,890 shares of the Company's common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of the Company's common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. The Company could make an additional payment of up to 1.5 million shares and options contingent upon Intellocity's achieving certain performance targets for the year ended December 31, 2001. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions, range over 4 years. The acquisition was accounted for under the purchase method of accounting in the first quarter of 2001.

      The preliminary estimated fair value of assets acquired and liabilities assumed at the transaction date, amounted to $1.3 million. Goodwill representing the excess cost over the fair value of net assets acquired, was calculated to be $26.2 million and will be amortized over 7 years. The Company is presently completing the review and determination of such fair values. Accordingly, the allocation of the purchase price and the amount of goodwill are subject to revision, which if any, is not expected to be material.

      The following table represents the results of operations on a proforma basis, as if the acquisition of Bottle Rocket and Intellocity had been completed on January 1, 2000. These proforma results include estimates and assumptions which management believes are reasonable.

                                            FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                           ------------------------------
                                               2001              2000
                                           ------------      ------------
REVENUES
ACTV                                       $  2,464,996      $    840,237
Bottle Rocket                                   323,864           552,800
Intellocity                                   1,700,870         1,275,371
                                           ------------      ------------
Combined                                   $  4,489,730      $  2,668,408
                                           ============      ============

INCOME (LOSS) BEFORE MINORITY INTEREST
ACTV                                       $ (9,759,283)     $ (4,831,468)
Bottle Rocket                                (1,109,560)         (573,890)
Intellocity                                    (490,481)          461,604
                                           ------------      ------------
Combined                                   $(11,359,304)     $ (4,943,754)
                                           ============      ============

NET INCOME (LOSS)
ACTV                                       $ (8,962,545)     $ (4,661,018)
Bottle Rocket                                (1,109,560)         (573,890)
Intellocity                                    (490,481)          461,604
                                           ------------      ------------
Combined                                   $(10,562,586)     $ (4,773,304)
                                           ============      ============

BASIC AND DILUTED EARNINGS PER SHARE       $       (.20)     $       (.10)

4.    MINORITY INTEREST

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

      For the three months ended March 31, 2001, we allocated losses in the amount of $694,615 from Digital ADCO to Motorola Broadband and OpenTV.

5.    SEGMENT INFORMATION

      We have two principal business segments, the Digital Television segment and the Enhanced Media segment.

      Information concerning the our business segments for the three months ending March 31, 2001 and 2000 are as follows:

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                          ----------------------------------------
                                              2001                        2000
                                          ------------                ------------
REVENUES
Digital Television                        $    723,316                $         --
Enhanced Media                               2,550,126                   1,393,037
                                          ------------                ------------
Total                                     $  3,273,442                $  1,393,037
                                          ============                ============

DEPRECIATION & AMORTIZATION
Digital Television                        $    689,001                $    424,377
Enhanced Media                                 418,715                     248,678
Unallocated Corporate                          730,313                     145,075
                                          ------------                ------------
Total                                     $  1,838,019                $    818,130
                                          ============                ============

INTEREST INCOME (EXPENSE)
Digital Television                        $    114,158                $   (249,882)
Enhanced Media                                   2,807                       5,141
Unallocated corporate                        1,503,443                   1,151,315
                                          ------------                ------------
Total                                     $  1,620,408                $    906,574
                                          ============                ============

NET LOSS
Digital Television                        $ (1,832,434)               $ (1,784,361)
Enhanced Media                              (2,736,374)                 (2,582,901)
Unallocated corporate                       (5,769,882)                   (868,988)
                                          ------------                ------------
Total                                     $(10,338,690)               $ (5,236,250)
                                          ============                ============

CAPITAL EXPENDITURES
Digital Television                        $  1,882,375                $    315,565
Enhanced Media                                 256,515                     564,390
Unallocated corporate                        3,290,809                      19,423
                                          ------------                ------------
Total                                     $  5,429,699                $    899,378
                                          ============                ============


BALANCE SHEET ACCOUNTS AS OF MARCH 31,
                                                         2001                       2000
                                                     ------------               ------------
CURRENT ASSETS
Digital Television                                   $  9,297,065               $  7,787,543
Enhanced Media                                          2,687,800                  2,287,617
Unallocated corporate                                  95,907,502                146,460,447
                                                     ------------               ------------
Total                                                $107,892,367               $156,535,607
                                                     ============               ============

TOTAL ASSETS
Digital Television                                     17,265,491               $ 12,158,284
Enhanced Media                                         83,255,378                  6,358,607
Unallocated corporate                                 147,124,491                155,533,857
                                                     ------------               ------------
Total                                                $247,645,360               $174,050,748
                                                     ============               ============

6.    EXECUTIVE COMPENSATION

      For the three months ended March 31, 2001 we incurred executive incentive compensation expense of $2,300,000. For the three months ended March 31, 2000, we incurred no executive incentive compensation. This expense is related to an executive incentive compensation provision, which is based on changes in the market value of our common stock and is paid in unregistered securities. The future compensation to be recognized is contingent on continued employment of the executive and subject to forfeiture.

7.    INVESTMENT IN WARRANT

      The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire") (formerly known as Todd AO Corporation), entered into a joint marketing venture "HyperTV(R) with Livewire" on April 13, 2000. HyperTV with Livewire uses ACTV's patented HyperTV convergence technology to combine the emotive power of television with the interactivity of the Internet, and provides turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

      The Company received a warrant ("Livewire Warrant") to acquire 2,500,000 shares of Livewire at $30 per share in connection with entering into the joint marketing agreement. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights, and may be exercised until March 31, 2015. With certain exceptions, the warrant is not transferable. The Company has recorded an investment and deferred revenue in the amount of $76,016,175, the estimated value of the warrant at April 13, 2000. The estimated value of the warrant was $8,600,000 at March 31, 2001. Management believes that the decline in the estimated value of the warrant is a temporary decline, commensurate with a general decline in publicly traded equity securities, particularly affecting media and communication companies. The Company estimated the value of the warrant using the Black-Scholes pricing model with a risk free rate of 5.5%, a volatility of 139% and assuming no cash dividends. For accounting purposes, the Company will periodically estimate the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year will be recorded through increases or decreases in Other Comprehensive Income. The deferred income recorded by the Company is being amortized into income over a period of 21 years, the contractual term of the joint marketing venture.

8.    SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES

      For both the three months ended March 3, 2001 we recorded a deferred expense of $1,520,000 for stock-based compensation.

      We also recorded revenue of $904,954 during the quarter ended March 31, 2001 relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 7).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a digital media company that provides technical and creative services, tools and proprietary applications for digital television and enhanced media. We have two operating business segments, which we call Digital TV and Enhanced Media.

      We have developed a range of services, products and proprietary technologies for each of these business segments. ACTV's Digital TV segment provides applications and technical and creative services to television distributors, advertisers, programmers and digital TV infrastructure companies, as they move from analog to digital systems. In addition, our Digital TV technologies enable television programmers and advertisers to create individualized programming for digital television transmission systems. We believe that these technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity, and for the delivery of games through the Internet. For the Enhanced Media market, we provide technology and services for synchronizing the delivery of television programming and Internet content.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

      REVENUES. During the three month period ended March 31, 2001, our revenues increased 135%, to $3,273,442, compared with $1,393,037 in the three month period ended March 31, 2000. The increase is the result of higher sales of Enhanced Media software and services and sales of Digital TV software and technical and creative services. All of our revenues in the first quarter of 2000 were derived from sales of Enhanced Media software and services.

      TOTAL OPERATING, SELLING, AND GENERAL AND ADMINISTRATIVE EXPENSES. Total operating, selling, general and administrative expenses increased approximately 105% in the first quarter of 2001, to $14,089,135, from $6,888,181 in the first quarter of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent quarter, as we built the infrastructure to become a full-service digital media company.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 125% in the first quarter of 2001, to $1,838,019, from $818,130 in the first quarter of 2000. The increase was due to higher amortization expense related to our investment in software development, additional goodwill amortization arising from the purchase of Intellocity and higher depreciation expense related to a larger base of capital equipment and leasehold improvements.

      INTEREST (EXPENSE)/INCOME - NET. Interest income in first quarter of 2001 was $1,620,408, compared with $1,167,879 in the first quarter of 2000. The increase was the result of higher average cash balances during the more recent quarter. In February 2000, we raised approximately $129.7 million in net proceeds from a public follow-on offering. We incurred no interest expense in the first quarter of 2001, compared to interest expense of $261,305 in the first quarter of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

      NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. For the three months ended March 31, 2001, our net loss applicable to common stockholders was $10,338,690 or $0.20 per basic and diluted share, an increase of 97% compared to the net loss of $5,236,250 or $0.12 per basic and diluted share for the three months ended March 31, 2000.

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

       None.

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

                                   ACTV, INC.
                                   Registrant



Date:         May 11, 2001         /s/ William C. Samuels
                                   ---------------------------------------------
                                   William C. Samuels
                                   Chairman, Chief Executive Officer
                                   and Director


Date:         May 11, 2001         /s/ Christopher C. Cline
                                   ---------------------------------------------
                                   Christopher C. Cline
                                   Chief Financial Officer
                                   (principal financial and accounting officer)