Form 10-Q
period 2001-06-30
ACTV INC /DE/
filed 2001-08-14
CIK 854152

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

ACTV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2907258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Park Avenue South New York, New York (Address of principal executive offices)	10003 (Zip Code)

(212) 497-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 9, 2001, there were 56,430,009 shares of the registrant's common stock outstanding.

Item 1.  Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$86,826,944	$122,488,041
Accounts receivable-net	3,927,428	1,182,376
Other	3,066,629	4,402,541

Total current assets	93,821,001	128,072,958

Property and equipment-net	17,098,576	12,628,232
Other assets:
Restricted cash	4,231,646	3,165,368
Investment in warrant	76,016,175	76,016,175
Investments-other	8,348,889	3,250,000
Patents and patents pending	8,318,322	8,053,642
Software development costs	5,085,992	3,328,101
Goodwill	26,101,272	1,362,072
Other	1,453,260	275,638

Total other assets	129,555,556	95,450,996

Total assets	$240,475,133	$236,152,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,450,705	$7,712,857
Deferred revenue	4,171,080	4,032,776

Total current liabilities	11,621,785	11,745,633
Deferred revenue	68,776,544	70,586,450
Minority interest	11,793,364	13,307,131
Stockholders' equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 56,418,049 at June 30, 2001 and 51,228,154 at December 31, 2000	5,641,805	5,122,816
Additional paid-in capital	300,145,267	273,605,573
Accumulated deficit	(157,503,632)	(138,215,417)

Total stockholders' equity	148,283,440	140,512,972

Total liabilities and stockholders' equity	$240,475,133	$236,152,186

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$4,226,452	$1,655,176	$7,499,894	$3,048,213
Costs and expenses:
Operating expenses	4,710,216	2,785,389	8,883,266	5,581,775
Selling and administrative	7,947,027	7,685,321	17,863,111	11,775,774
Depreciation and amortization	1,466,813	753,054	2,886,335	1,464,591
Amortization of goodwill	1,042,308	106,593	1,460,806	213,186

Total expenses	15,166,364	11,330,357	31,093,518	19,035,326

Loss from operations	(10,939,912)	(9,675,181)	(23,593,624)	(15,987,113)

Interest income	1,171,229	2,213,145	2,791,638	3,381,024
Interest expense	—	(14,527)	—	(275,832)

Interest—net	1,171,229	2,198,618	2,791,638	3,105,192

Loss before minority interest and extraordinary item	(9,768,683)	(7,476,563)	(20,801,986)	(12,881,921)
Minority interest	819,157	307,446	1,513,771	477,897

Loss before extraordinary item	$(8,949,526)	$(7,169,117)	$(19,288,215)	$(12,404,024)

Extraordinary loss on early extinguishment of debt	—	(1,411,139)	—	(1,411,139)

Net loss	$(8,949,526)	$(8,580,256)	$(19,288,215)	$(13,815,163)

Basic and diluted loss per common share before extraordinary item	$(0.16)	$(0.14)	$(0.36)	$(0.26)
Basic and diluted loss per common share after extraordinary item	$(0.16)	$(0.17)	$(0.36)	$(0.29)
Weighted average number of common shares outstanding	55,916,619	50,606,978	54,147,428	47,935,824

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(19,288,215)	$(13,815,163)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,347,141	1,677,777
Deferred compensation from stock appreciation rights	75,000	306,000
Amortization of deferred revenue	(1,809,906)	—
Common stock issued in lieu of cash payment	1,843,593	1,520,000
Minority interest	(1,513,771)	(477,897)
Changes in assets and liabilities:
Accounts receivable	(1,528,965)	(106,403)
Other assets	(2,031,189)	(2,158,213)
Accounts payable and accrued expenses	(957,676)	283,194
Deferred revenue	138,304	(140,743)

Net cash used in operating activities	(20,725,684)	(12,911,448)
Cash flows from investing activities:
Investment in patents	(567,499)	(228,201)
Investment in property and equipment	(5,892,035)	(1,925,533)
Investment in software development costs	(2,192,252)	(452,733)
Strategic investments	(5,098,889)	(3,750,000)
Acquisition of business net of cash and cash equivalents	(118,460)	—

Net cash used in investing activities	(13,869,135)	(6,356,467)
Cash flows from financing activities:
Retirement of debt—net	—	(4,266,095)
Purchase of letters of credit	(1,066,278)	—
Net proceeds from subsidiary equity transactions	—	1,549,900
Net proceeds from equity financings	—	148,458,270

Net cash (used) provided by financing activities	(1,066,278)	145,742,075

Net (decrease) increase in cash and cash equivalents	(35,661,097)	126,474,160
Cash and cash equivalents, beginning of period	122,488,041	9,413,169

Cash and cash equivalents, end of period	$86,826,944	$135,887,329

Supplemental Disclosure to the Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001
Retirement of Common Stock	$1,520,000
Purchase Acquisitions:
Assets acquired (excluding cash)	2,089,071
Liabilities assumed	2,695,524
Market value of shares issued	27,475,090

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
			Additional Paid in Capital
	Shares	Amount		Deficit	Total
Balance at December 31, 2000	51,228,154	$5,122,816	$273,605,573	$(138,215,417)	$140,512,972
Issuance of shares in connection with exercise of stock options & warrants	1,278,446	127,844	728,474	—	856,318
Issuance of shares for services	92,960	9,296	237,979	—	247,275
Issuance of shares in connection with acquisition	4,007,889	400,789	27,074,301	—	27,475,090
Retirement of common stock	(189,400)	(18,940)	(1,501,060)	—	(1,520,000)
Net loss	—	—	—	(19,288,215)	(19,288,215)

Balance at June 30, 2001	56,418,049	$5,641,805	$300,145,267	$(157,503,632)	$148,283,440

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.  Basis of Presentation

    The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

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

3.  Merger and Acquisition Activity

Acquisition

    On March 7, 2001, the Company acquired all of the assets and business of Intellocity, Inc., ("Intellocity") a technology and engineering solutions provider focusing on the interactive television market. The Company acquired Intellocity for 4,007,890 shares of the Company's common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of the Company's common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. The Company could make an additional payment of up to 1.5 million shares and options contingent upon Intellocity's achieving certain performance targets for the year ended December 31, 2001. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions range over 4 years. The acquisition was accounted for under the purchase method of accounting in the first quarter of 2001.

    On August 17, 2000, the Company acquired all of the outstanding capital stock of Bottle Rocket, Inc., a business engaged in the creation and marketing of online, games-based entertainment. The Company acquired Bottle Rocket in exchange for 272,035 shares of the Company's common stock. The acquisition of Bottle Rocket has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Bottle Rocket.

    The preliminary estimated fair value of assets acquired and liabilities assumed at the transaction date, amounted to $1.3 million. Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.2 million and will be amortized over 7 years. The Company is presently completing the review and determination of such fair values. Accordingly, the allocation of the purchase price and the amount of goodwill are subject to revision, which if any, is not expected to be material.

    The following table represents the results of operations on a pro forma basis, as if the acquisition of Bottle Rocket and Intellocity had been completed on January 1, 2000. These pro forma results include estimates and assumptions which management believes are reasonable.

	For the Six Months Ended June 30,
	2001	2000
Revenues
ACTV	$4,720,563	$1,902,656
Bottle Rocket	702,536	1,145,557
Intellocity	3,275,214	3,394,713

Combined	$8,698,313	$6,438,926

Income (Loss) before Minority Interest and Extraordinary Item
ACTV	$(18,974,607)	$(13,673,799)
Bottle Rocket	(1,746,444)	(1,079,552)
Intellocity	(1,047,943)	681,933

Combined	$(21,768,994)	$(14,071,418)

Income (Loss) before Extraordinary Item
ACTV	$(17,460,836)	$(13,195,902)
Bottle Rocket	(1,746,444)	(1,079,552)
Intellocity	(1,047,943)	681,933

Combined	$(20,255,223)	$(13,593,521)

Net Income (Loss)
ACTV	$(17,460,836)	$(14,607,041)
Bottle Rocket	(1,746,444)	(1,079,552)
Intellocity	(1,047,943)	681,933

Combined	$(20,255,223)	$(15,004,660)

Basic and Diluted Earnings per Share before Extraordinary Item	$(0.36)	$(0.26)
Basic and Diluted Earnings per Share after Extraordinary Item	$(0.36)	$(0.29)

4. Minority Interest

    For the three-month periods ended June 30, 2001 and 2000, we recorded a minority interest benefit of $0.8 million and $0.3 million, respectively. For the six-month periods ended June 30, 2001 and 2000, we recorded a minority interest benefit of $1.5 million and $0.5 million, respectively. The minority interest benefit for all periods is principally the result of an apportionment of the loss of our Digital ADCO subsidiary, whose results are consolidated with ours, to outside minority owners of this subsidiary.

5. Segment Information

    We have two principal business segments: Digital Television and Enhanced Media. Information concerning our business segments for the three and six months ending June 30, 2001 and 2000 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Digital Television	$1,820,097	$—	$2,549,413	$—
Enhanced Media	2,406,355	1,655,176	4,950,481	3,048,213

Total	$4,226,452	$1,655,176	$7,499,894	$3,048,213

Depreciation & Amortization
Digital Television	$688,244	$339,369	$1,377,245	$657,154
Enhanced Media	405,597	268,227	824,312	516,904
Unallocated Corporate	1,415,280	252,051	2,145,584	503,719

Total	$2,509,121	$859,647	$4,347,141	$1,677,777

Interest Income (Expense)
Digital Television	$73,787	$8,078	$187,945	$(241,803)
Enhanced Media	490	(3,713)	3,298	1,428
Unallocated Corporate	1,096,952	2,194,253	2,600,395	3,345,567

Total	$1,171,229	$2,198,618	$2,791,638	$3,105,192

Net Loss
Digital Television	$(1,667,007)	$(3,218,004)	$(3,499,440)	$(5,001,023)
Enhanced Media	(2,212,320)	(2,800,929)	(4,948,693)	(5,383,829)
Unallocated Corporate	(5,070,199)	(2,561,323)	(10,840,082)	(3,430,311)

Total	$(8,949,526)	$(8,580,256)	$(19,288,215)	$(13,815,163)

Capital Expenditures
Digital Television	$320,095	$981,906	$2,202,470	$1,297,471
Enhanced Media	692,798	551,210	949,313	1,115,600
Unallocated Corporate	2,209,195	173,975	5,500,003	193,396

Total	$3,222,088	$1,707,091	$8,651,786	$2,606,467

Balance Sheet Accounts	June 30, 2001	December 31, 2000
Current Assets
Digital Television	$8,674,604	$10,290,068
Enhanced Media	3,975,640	2,382,673
Unallocated Corporate	81,170,757	115,400,217

Total	$93,821,001	$128,072,958

Total Assets
Digital Television	16,919,383	$17,010,470
Enhanced Media	84,830,420	83,127,887
Unallocated Corporate	138,725,330	136,013,829

Total	$240,475,133	$236,152,186

6.  Executive Compensation

    For the six-month periods ended June 30, 2001 and June 30, 2000, we incurred executive incentive compensation expense of $2.3 million. This expense is related to an executive incentive compensation provision, now cancelled, which was based on changes in the market value of our common stock and paid in unregistered securities. The compensation recognized was contingent on continued employment and subject to forfeiture.

7.  Investment in Warrant

    The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire") in April 2000 entered into a joint marketing venture, "HyperTV with Livewire." HyperTV with Livewire received the non-exclusive right to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

    In connection with entering into the joint marketing agreement, the Company received a warrant to acquire 2,500,000 shares of Livewire at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, vests ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The Company recorded an investment and deferred revenue in the amount of $76.0 million, the estimated value of the warrant at the time the agreement was executed. The Company estimated the value of the warrant using the Black-Scholes pricing model. Using the same methodology, the estimated value of the warrant at June 30, 2001 was $21.5 million. The Company is currently renegotiating the joint market agreement with Livewire and expects to finalize a renegotiated agreement during the third quarter of 2001. As a result, the Company may be required to make adjustments to the carrying value of the investment in warrant, deferred revenue, or both during the third quarter of this year.

    For accounting purposes, the Company periodically estimates the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year will be recorded through increases or decreases in Other Comprehensive Income. The deferred revenues recorded by the Company are being amortized into revenue over a period of 21 years, the contractual term of the joint marketing venture.

8.  Supplemental Disclosure of Non-Cash Activities

    For the six month periods ending June 30, 2001 and 2000 we recorded a deferred expense of $1.5 million in each period, for stock-based compensation.

    We also recorded revenue of $1.8 and $0 million during the six month periods ending June 30, 2001 and 2000, relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 7).

9.  Recently Issued Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Goodwill is currently being amortized at approximately $4.2 million annually. The Company has not yet completed its analysis of the new pronouncements and has not yet determined what effects the new pronouncements will have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a digital media company that provides technical and creative services, tools and proprietary applications for digital television and enhanced media. We have two operating business segments, which we call Digital TV and Enhanced Media.

    We have developed a range of services, products and proprietary technologies for each of these business segments. ACTV's Digital TV segment provides applications and technical and creative services to television distributors, advertisers, programmers and digital TV infrastructure companies, as they move from analog to digital systems. In addition, our Digital TV technologies enable television programmers and advertisers to create individualized programming for digital television transmission systems. We believe that these technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information, interactivity and games. For the Enhanced Media market, we provide technology and services for synchronizing the delivery of television programming and Internet content.

RESULTS OF OPERATIONS
Comparison of Three-Month Periods Ended June 30, 2001 and June 30, 2000

    Revenues.  During the three-month period ended June 30, 2001, our revenues increased 147%, to $4.2 million, compared with $1.7 million in the three-month period ended June 30, 2000. In the more recent period, Enhanced Media licensing and services accounted for approximately 57% of our revenue, with Digital TV professional and technical services providing the remaining 43%. In last year's three-month period, all of our revenues were derived from Enhanced Media licensing and services.

    Total Operating, Selling, and General and Administrative Expenses.  Total operating, selling, general and administrative expenses increased approximately 21% in the second quarter of 2001, to $12.7 million, from $10.5 million in the second quarter of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent quarter.

    Depreciation and Amortization.  Depreciation and amortization expense increased 178%, to $2.5 million in the three months ended June 30, 2001, versus $0.9 million during the same period in 2000. The increase was the result of the depreciation of a larger fixed asset base, including leasehold improvements and equipment related to the deployment of SpotOn, and higher amortization expense for capitalized software development and for goodwill. In March 2001, we recorded additional goodwill in connection with our purchase of Intellocity.

    Interest—Net.  Interest income in second quarter of 2001 was $1.2 million, compared with $2.2 million in the second quarter of 2000. The decrease was the result of lower average cash balances during the more recent quarter. In February 2000, we raised approximately $129.7 million in net proceeds from a public follow-on offering. We incurred no interest expense in the second quarter of 2001, compared to interest expense of $14,527 in the second quarter of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

    Net Loss Before Extraordinary Item.  For the three months ended June 30, 2001, our net loss applicable to common stockholders was $8.9 million, or $0.16 per basic and diluted share, an increase of 24% compared to the net loss of $7.2 million, or $0.14 per basic and diluted share, for the three months ended June 30, 2000.

    Net Loss Applicable to Common Stockholders.  For the three months ended June 30, 2001, our net loss applicable to common stockholders after extraordinary loss was $8.9 million, or $0.16 per basic and diluted share, compared to the net loss of $8.6 million, or $0.17 per basic and diluted share, for the three months ended June 30, 2000. The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000. The extraordinary loss includes a prepayment premium of $0.4 million and the unamortized original issue discount and deferred issue costs of $0.8 million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Comparison of Six-Month Periods Ended June 30, 2001 and June 30, 2000

    Revenues.  During the six-month period ended June 30, 2001, our revenues increased 142%, to $7.5 million, compared with $3.1 million in the six-month period ended June 30, 2000. In the more recent period, Enhanced Media licensing and services accounted for two-thirds of our revenue, with Digital TV professional and technical services providing the remaining third. In last year's six-month period, all of our revenues were derived from Enhanced Media licensing and services.

    Total Operating, Selling, and General and Administrative Expenses.  Total operating, selling, general and administrative expenses increased approximately 53% in the first half of 2001, to $26.7 million, from $17.4 million in the first half of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent period.

    Depreciation and Amortization.  Depreciation and amortization expense increased 153%, to $4.3 million in the six-month period ended June 30, 2001, from $1.7 million in the six-month period ended June 30, 2000. The increase was the result of depreciation of a larger fixed asset base, including leasehold improvements and equipment related to the deployment of SpotOn, and higher amortization expense for capitalized software development and for goodwill. In March 2001, we recorded additional goodwill in connection with our purchase of Intellocity, Inc.

    Interest—Net.  Interest income in first half of 2001 was $2.8 million, compared with $3.4 million in the first half of 2000. The decrease was the result of lower average cash balances during the six months ended June 30, 2001. In February 2000, we raised approximately $129.7 million in net proceeds from a public follow-on offering. We incurred no interest expense in the first half of 2001, compared to interest expense of $0.3 million in the first half of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

    Net Loss Before Extraordinary Item.  For the six months ended June 30, 2001, our net loss applicable to common stockholders was $19.3 million, or $0.36 per basic and diluted share, an increase of 55% compared to the net loss of $12.4 million, or $0.26 per basic and diluted share, for the six months ended June 30, 2000.

    Net Loss Applicable to Common Stockholders.  For the six months ended June 30, 2001, our net loss applicable to common stockholders after extraordinary loss was $19.3 million, or $0.36 per basic and diluted share, compared to the net loss of $13.8 million, or $0.29 per basic and diluted share, for the six months ended June 30, 2000. The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000. The extraordinary loss includes a prepayment premium of $0.4 million and the unamortized original issue discount and deferred issuance costs of $0.8 million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Liquidity and Capital Resources

    Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through June 30, 2001, we had an accumulated deficit of approximately $157.5 million. Our cash position on June 30, 2001 was $86.8 million, compared to $122.5 million on December 31, 2000.

    Net Cash Provided By (Used In) Operating Activities.  During the six months ended June 30, 2001, we used $20.7 million in cash for operations, compared with $12.9 million for the six months ended June 30, 2000. The increase in net cash used by operating activities in the six-month period ended June 30, 2001, as compared to the same period the previous year, was principally due to increased operating and selling, general and administrative expenses.

    Net Cash Used In Investing Activities and Capital Expenditures.  With regard to investing activities, in the six months ended June 30, 2001, we used cash of $11.9 million, compared to $6.3 million in the six months ended June 30, 2000. The increase in the more recent period is due to greater investments in equipment and leasehold improvements, software development and strategic equity investments.

    In April 2001, we provided $5 million in financing to Playboy.com, Inc. in the form of an 8% convertible promissory note. The note was automatically convertible into shares of Series A Convertible Preferred Stock of Playboy.com, upon the receipt of additional equity funding by Playboy.com. Playboy.com received the additional funding and the note was converted to Series A Convertible Preferred Stock on August 13, 2001.

    The Series A Convertible Preferred Stock is convertible into common stock of Playboy.com on a one-to-one basis, and may be redeemed at the holder's option, after five years, and has customary anti-dilution provisions. Holders of the Series A Convertible Preferred Stock will receive a non-cumulative 8% per annum dividend.

    If Playboy.com is unable to pay the redemption price for the Series A Convertible Preferred Stock, a holder can require payment by Playboy Enterprises, Inc. In this event, Playboy Enterprises, Inc. has the option of making such payment in cash or in shares of its common stock.

    Net Cash Provided By (Used In) Financing Activities.  With regard to financing activities, in the six months ended June 30, 2001, we used cash of $3.1 million, compared to $145.7 provided by financing activities in the six months ended June 30, 2000. The cash used in the more recent period was comprised of a $2 million loan made to Intellocity in advance of our purchase of that company, and the assignation of $1.1 million for the guarantee of letters of credit required under a facilities lease. Cash provided by financing activities of $150.0 million in the six months ended June 30, 2000 related to a public follow-on offering completed in February 2000, the exercise of a warrant in March 2000, and a partial payment for the sale of shares in our Digital ADCO subsidiary. We used cash of $4.3 million in the six months ended June 30, 2000 for the retirement of debt.

    We met our cash needs in the six-month periods of both 2001 and 2000 primarily from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters we sold total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, Liberty Digital, Inc. in March 2000 invested an additional $20 million in us by exercising a warrant granted in March 1999.

    In August 2000, OpenTV invested $10 million in our Digital ADCO subsidiary and in late 2000 Motorola Broadband made a final payment of $1.5 million, pursuant to its share purchase obligation of $5 million upon the formation of Digital ADCO.

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

    None

  (b)
  Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, Inc.
Registrant
Date: August 14, 2001	/s/ David Reese David Reese Chairman, Chief Executive Officer and Director
Date: August 14, 2001	/s/ Christopher C. Cline Christopher C. Cline Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ACTV, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ACTV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ACTV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACTV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
PART II. OTHER INFORMATION
SIGNATURES