Form 10-Q
period 2001-09-30
ACTV INC /DE/
filed 2001-11-14
CIK 854152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

ACTV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94–2907258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Park Avenue South
New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(212) 497-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 13, 2001, there were 55,880,028 shares of the registrant’s common stock outstanding.

Item 1.            Financial Statements

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,917,573	$122,488,041
Accounts receivable-net	2,215,672	1,182,376
Other	7,478,509	4,402,541
Total current assets	85,611,754	128,072,958

Property and equipment-net	6,963,338	12,628,232

Other assets:
Restricted cash	4,196,827	3,165,368
Investment in warrant	16,255,355	76,016,175
Investments-other	8,348,887	3,250,000
Patents and patents pending	8,177,815	8,053,642
Software development costs	5,830,127	3,328,101
Goodwill	25,232,493	1,362,072
Other	1,365,553	275,638
Total other assets	69,407,057	95,450,996
Total assets	$161,982,149	$236,152,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,350,972	$7,712,857
Deferred revenue	4,057,348	4,032,776
Total current liabilities	8,408,320	11,745,633

Deferred revenue	67,871,591	70,586,450
Minority interest	10,862,786	13,307,131

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,864,480 at September 30, 2001 and 51,228,154 at December 31, 2000	5,586,448	5,122,816
Additional paid-in capital	299,459,553	273,605,573
Accumulated deficit	(230,206,549)	(138,215,417)
Total stockholders’ equity	74,839,452	140,512,972
Total liabilities and stockholders’ equity	$161,982,149	$236,152,186

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Revenues	$3,259,379	$2,794,433	$10,759,273	$5,842,646

Costs and expenses:
Operating expenses	3,208,655	3,245,126	12,091,921	9,136,422
Selling and administrative	6,423,126	9,015,025	24,286,239	20,481,176
Depreciation and amortization	1,595,440	863,787	4,481,775	2,328,378
Amortization of goodwill	1,058,082	106,593	2,518,888	319,779
Loss on investment in warrant	59,760,820	-	59,760,820	-
Restructuring charge	5,610,100	-	5,610,100	-
Total expenses	77,656,223	13,230,531	108,749,743	32,265,755

Loss from operations	(74,396,844)	(10,436,098)	(97,990,470)	(26,423,109)

Interest income	763,350	2,225,659	3,554,988	5,602,064
Interest expense	-	(13,407)	-	(284,619)
Interest—net	763,350	2,212,252	3,554,988	5,317,445

Loss before minority interest and extraordinary item	(73,633,494)	(8,223,846)	(94,435,482)	(21,105,664)

Minority interest	930,579	606,822	2,444,350	1,084,719

Loss before extraordinary item	$(72,702,915)	$(7,617,024)	$(91,991,132)	$(20,020,945)

Extraordinary loss on early extinguishment of debt	-	-	-	(1,411,139)
Net loss	$(72,702,915)	$(7,617,024)	$(91,991,132)	$(21,432,084)

Basic and diluted loss per common share before extraordinary item	$(1.30)	$(0.15)	$(1.68)	$(0.41)
Basic and diluted loss per common share after extraordinary item	$(1.30)	$(0.15)	$(1.68)	$(0.43)

Weighted average number of common shares outstanding	55,851,828	50,743,722	54,721,804	49,274,794

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(91,991,132)	$(21,432,084)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,000,663	2,648,157
Deferred compensation from stock appreciation rights	75,000	306,000
Amortization of deferred revenue	(2,714,859)	(904,954)
Common stock issued in lieu of cash payment	1,103,593	3,040,000
Minority interest	(2,444,350)	(1,084,719)
Non-cash portion of restructuring charge	4,246,991	—
Loss on investment in warrant	59,760,820	—

Changes in assets and liabilities:
Accounts receivable	73,111	(423,807)
Other assets	(886,144)	(5,539,109)
Accounts payable and accrued expenses	(3,256,349)	800,872
Deferred revenue	24,572	(515,231)
Net cash used in operating activities	(29,008,084)	(23,104,875)
Cash flows from investing activities:
Investment in patents	(588,319)	(411,622)
Purchases of property and equipment	(7,610,143)	(3,878,463)
Investment in software development costs	(3,124,043)	(700,436)
Strategic investments	(5,098,887)	(3,750,000)
Acquisition of business net of cash and cash equivalents	(118,463)	—
Net cash used in investing activities	(16,539,855)	(8,740,521)
Cash flows from financing activities:
Retirement of debt - net	—	(4,566,095)
Purchase of letters of credit	(1,031,459)	—
Net proceeds from subsidiary equity transactions	—	11,549,900
Net proceeds from equity financings	8,930	150,124,973
Net cash (used) provided by financing activities	(1,022,529)	157,108,778
Net (decrease) increase in cash and cash equivalents	(46,570,468)	125,263,382

Cash and cash equivalents, beginning of period	122,488,041	9,413,170
Cash and cash equivalents, end of period	$75,917,573	$134,676,552

Supplemental Disclosure to the Consolidated Statements of Cash Flows

For the Nine
Months Ended
September 30,
2001
Retirement of Common Stock	$2,270,000
Purchase Acquisitions:
Assets acquired (excluding cash)	1,948,392
Liabilities assumed	2,744,148
Market value of shares issued	27,475,090

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit	Total
Balance at December 31, 2000	51,228,154	$5,122,816	$273,605,573	$(138,215,417)	$140,512,972

Issuance of shares in connection with exercise of stock options & warrants	1,309,046	130,904	734,343	—	865,247

Issuance of common stock for 401(k) plan	92,960	9,296	237,979	—	247,275

Issuance of shares in connection with acquisition	4,007,889	400,789	27,074,301	—	27,475,090

Retirement of common stock	(773,569)	(77,357)	(2,192,643)	—	(2,270,000)

Net loss	—	—	—	(91,991,132)	(91,991,132)

Balance at September 30, 2001	55,864,480	$5,586,448	$299,459,553	$(230,206,549)	$74,839,452

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 20001

1.        Basis of Presentation

The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary to present fairly such financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10–K for the year ended December 31, 2000.

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2001 presentation.

2.        Financing Activities

On March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in the Company, increasing its investment to 16%, by exercising a warrant granted in March 1999.

On February 3, 2000, the Company completed a follow–on offering of 4.6 million common shares, including 0.6 million common shares to cover the over–allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share or $8.28 million, resulting in net proceeds of $28.20 per share, or $129.7 million.

3.        Merger and Acquisition Activity

Acquisition

On March 7, 2001, the Company acquired all of the assets and business of Intellocity, Inc., ("Intellocity") a technology and engineering solutions provider focusing on the interactive television market. The Company acquired Intellocity for 4,007,890 shares of the Company's common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of the Company's common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. The Company could make an additional payment of up to 1.5 million shares and options contingent upon Intellocity’s achieving certain performance targets for the year ended December 31, 2001.  Management of the Company believes that it is extremely unlikely that Intellocity, given its results for the nine months ended September 30, 2001, will achieve such performance targets.  Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions range over 4 years. The acquisition was accounted for under the purchase method of accounting in the first quarter of 2001.

The Company completed a review and determination of such fair values in the third quarter of 2001.  The fair value of assets acquired and liabilities assumed amounted to approximately $1.5 million.  Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.4 million and is being amortized over 7 years.

On August 17, 2000, the Company acquired all of the outstanding capital stock of Bottle Rocket, Inc., a business engaged in the creation and marketing of online, games-based entertainment.  The Company acquired Bottle Rocket in exchange for 272,035 shares of the Company’s common stock.  The acquisition of Bottle Rocket has been accounted for under the pooling of interests method of accounting and, accordingly, the Company’s historical consolidated financial statements have been restated to include the accounts and results of operations of Bottle Rocket.

The following table represents the results of operations on a pro forma basis, as if the acquisition of Bottle Rocket and Intellocity had been completed on January 1, 2000.  These pro forma results include estimates and assumptions that management believes are reasonable.

	For the Nine Months Ended September 30,
	2001	2000
Revenues
ACTV	$7,126,501	$4,040,129
Bottle Rocket	865,484	1,802,517
Intellocity	4,227,889	6,037,670
Combined	$12,219,874	$11,880,316

Income (Loss) before Minority Interest and Extraordinary Item
ACTV	$(91,290,003)	$(22,366,661)
Bottle Rocket	(2,118,974)	(1,546,148)
Intellocity	(1,874,209)	1,120,739
Combined	$(95,283,186)	$(22,792,070)

Income (Loss) before Extraordinary Item
ACTV	$(88,845,650)	$(21,281,942)
Bottle Rocket	(2,118,974)	(1,546,148)
Intellocity	(1,874,209)	1,120,739
Combined	$(92,838,833)	$(21,707,351)

Net Income (Loss)
ACTV	$(88,845,650)	$(22,693,081)
Bottle Rocket	(2,118,974)	(1,546,148)
Intellocity	(1,874,209)	1,120,739
Combined	$(92,838,833)	$(23,118,490)

Basic and Diluted Earnings per Share before Extraordinary Item	$(1.66)	$(0.41)

Basic and Diluted Earnings per Share after Extraordinary Item	$(1.66)	$(0.43)

4.        Minority Interest

For the three-month periods ended September 30, 2001 and 2000, we recorded a minority interest benefit of $0.9 million and $0.6 million, respectively.  For the nine-month periods ended September 30, 2001 and 2000, we recorded a minority interest benefit of $2.4 million and $1.1 million, respectively. The minority interest benefit for both periods is principally the result of an apportionment of the loss of our Digital ADCO subsidiary, whose results are consolidated with ours, to outside minority owners of this subsidiary.

5.        Segment Information

We have two principal business segments; Digital Television and Enhanced Media.  Information concerning our business segments for the three and nine months ending September 30, 2001 and 2000 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues
Digital Television	$833,039	$—	$3,382,452	$—
Enhanced Media	2,426,340	2,794,433	7,376,821	5,842,646
Total	$3,259,379	$2,794,433	$10,759,273	$5,842,646

Depreciation & Amortization
Digital Television	$782,952	$419,675	$2,160,197	$1,076,829
Enhanced Media	390,481	271,401	1,214,793	788,304
Unallocated Corporate	1,480,089	279,304	3,625,673	783,024
Total	$2,653,522	$970,380	$7,000,663	$2,648,157

Interest Income (Expense) - net
Digital Television	$42,578	$71,665	$230,524	$(170,138)
Enhanced Media	1,440	(3,365)	4,737	(1,936)
Unallocated Corporate	719,332	2,143,952	3,319,727	5,489,519
Total	$763,350	$2,212,252	$3,554,988	$5,317,445

Net Loss
Digital Television	$(2,521,811)	$(1,908,412)	$(6,021,249)	$(6,909,436)
Enhanced Media	(61,071,530)	(3,025,312)	(66,020,226)	(8,409,037)
Unallocated Corporate	(9,109,574)	(2,683,300)	(19,949,657)	(6,113,611)
Total	$(72,702,915)	$(7,617,024)	$(91,991,132)	$(21,432,084)

Capital Expenditures
Digital Television	$778,426	$1,380,096	$2,980,897	$2,677,566
Enhanced Media	217,337	380,115	1,166,649	1,495,715
Unallocated Corporate	1,674,956	623,843	7,174,959	817,240
Total	$2,670,719	$2,384,054	$11,322,505	$4,990,521

Balance Sheet Accounts

	September 30, 2001	December 31, 2000
Current Assets
Digital Television	$5,059,132	$10,290,068
Enhanced Media	3,957,604	2,382,673
Unallocated Corporate	76,595,018	115,400,217
Total	$85,611,754	$128,072,958

Total Assets
Digital Television	13,295,700	$17,010,470
Enhanced Media	24,844,613	83,127,887
Unallocated Corporate	123,841,836	136,013,829
Total	$161,982,149	$236,152,186

6.        Executive Compensation

For the nine-month periods ended September 30, 2001 and September 30, 2000, we incurred executive incentive compensation expense of $2.3 million and $4.6 million, respectively.  For the three-month periods ending September 30, 2001 and September 30, 2000, this charge was $0 and $2.3 million respectively.  This expense, which related to an executive incentive compensation provision that subsequently was cancelled, was based on changes in the market value of our common stock and paid in unregistered securities.  The compensation recognized was contingent on continued employment of the executive and subject to forfeiture.

7.        Investment in Warrant

The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire") in April 2000 entered into a joint marketing venture, "HyperTV with Livewire." HyperTV with Livewire received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value–added services for advertisers, television programmers, studios and networks.

In connection with entering into the joint marketing agreement, the Company received a warrant to acquire 2,500,000 shares of Livewire common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, vests ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The Company recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black–Scholes pricing model) at the time the agreement was executed,. Using the same methodology, the estimated value of the warrant at September 30, 2001 was $16.3 million.  For the three and nine-month periods ending September 30, 2001, the Company recorded a non-cash impairment charge of $59.8 million to write down the value of the warrant to its estimated value as of September 30, 2001. This charge reflects the Company’s belief that—due to a protracted decline in the market value of Liberty Livewire's common stock—the decline in value of the warrant was other than temporary.

For accounting purposes, the Company periodically estimates the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year, will be recorded through increases or decreases in Other Comprehensive Income. The deferred revenues recorded by the Company are being amortized into revenue over a period of 21 years, the contractual term of the joint marketing venture.

8.        Corporate Restructuring

During the third quarter 2001, the Company completed certain restructuring initiatives, which contributed to a 21% reduction in operating and SG&A expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.  The restructuring charge totaled $5.6 million and related to the surrender of real estate leases and employee severance expenses.  The restructuring charge includes a non-cash expense totaling $4.1 million, which is the net effect of the write-off of property and equipment for abandoned leased office space in excess of a reversal of rent liability for the leased space and of cash payments to the Company—received in October 2001—related to the property and equipment. Also included is approximately $1.5 million for employee severance expenses, of which $1.3 million was paid in cash during the nine-month period ended September 30, 2001.

9.        Supplemental Disclosure of Non-cash Activities

For the nine-month periods ending September 30, 2001 and 2000 we recorded deferred expense of $1.5 million and $3.0 million, respectively, for stock–based compensation.

We also recorded revenue of $2.7 million and $0.9 million during the nine-month periods ended September 30, 2001 and 2000, respectively, relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 7).

10.     Recently Issued Accounting Pronouncements

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a digital media company that provides technical services, tools and proprietary applications for digital television and enhanced media. We have two operating business segments, which we call Digital TV and Enhanced Media.

ACTV’s Digital TV segment provides applications and technical services to television distributors, advertisers, programmers and digital TV infrastructure companies, as they move from analog to digital systems. In addition, our Digital TV technologies enable television programmers and advertisers to create individualized programming for digital television transmission systems. We believe that these technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information, interactivity and games. For the Enhanced Media market, we provide technology and services for synchronizing the delivery of television programming and Internet content.

RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended September 30, 2001 and September 30, 2000

Revenues. During the three-month period ended September 30, 2001, our revenues increased 18%, to $3.3 million, compared with $2.8 million in the three-month period ended September 30, 2000. In the more recent period, Enhanced Media licensing and services accounted for approximately 74% of our revenue, with Digital TV professional and technical services providing the remaining 26%. In last year’s three-month period, all of our revenues were derived from Enhanced Media licensing and services.

Total Operating, Selling, and General and Administrative Expenses.  Total operating, selling, general and administrative expenses decreased approximately 22% in the third quarter of 2001, to $9.6 million, from $12.3 million in the third quarter of 2000.

Loss on Investment in Warrant.  During the third quarter of 2001, we recorded a non-cash impairment charge of $59.8 million to write down a warrant to its estimated value at September 30, 2001, using the Black-Scholes pricing model. This charge reflects our belief that—due to a protracted decline in the market value of the common stock underlying the warrant—the impairment in its value is other than temporary.

Restructuring Charge. During the third quarter 2001, we recorded an expense of $5.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. Pursuant to the surrender—agreed to in September 2001—of certain of our New York City leases, we will recognize in the fourth quarter as an increase in unrestricted cash and cash equivalents a total of approximately $9.3 million, including payments from third parties and a release of restricted cash used to guarantee the leases.

Depreciation and Amortization. Depreciation and amortization expense increased 170%, to $2.7 million in the three months ended September 30, 2001, versus $1.0 million during the same period in 2000. The increase was the result of the depreciation of a larger fixed asset base, including leasehold improvements and equipment related to the deployment of SpotOn, and higher amortization expense for capitalized software development and for goodwill. In March 2001, we recorded additional goodwill in connection with our purchase of Intellocity.

Interest  – Net. Interest income in third quarter of 2001 was $0.8 million, compared with $2.2 million in the third quarter of 2000. The decrease was the result of lower average cash balances during the more recent quarter and lower prevailing interest rates on short-term investments.

Net Loss Applicable to Common Stockholders.  For the three months ended September 30, 2001, our net loss applicable to common stockholders was $72.7 million, or $1.30 per basic and diluted share, an increase of 857% compared to the net loss of $7.6 million, or $0.15 per basic and diluted share, for the three months ended September 30, 2000. The increase was the result of the significant warrant impairment and restructuring charges incurred during the more recent period, which were significantly greater than the effects of an increase in revenues along with a reduction in operating, selling, general and administrative expenses for the three-month period ended September 30, 2001.

Comparison of Nine-Month Periods Ended September 30, 2001 and September 30, 2000

Revenues. During the nine-month period ended September 30, 2001, our revenues increased 86%, to $10.8 million, compared with $5.8 million in the nine-month period ended September 30, 2000. In the more recent period, Enhanced Media licensing and services accounted for 69% of our revenue, with Digital TV professional and technical services providing the remaining 31%. In last year’s nine-month period, all of our revenues were derived from Enhanced Media licensing and services.

Total Operating, Selling, and General and Administrative Expenses.  Total operating, selling, general and administrative expenses increased approximately 23% in the first nine months of 2001, to $36.4 million, from $29.6 million in the first nine months of 2000.

Loss on Investment in Warrant.  For the nine-month period ending September 30, 2001, we recorded a non-cash impairment charge of $59.8 million to write down a warrant to its estimated value at September 30, 2001, using the Black-Scholes pricing model. This charge reflects our belief that—due to a protracted decline in the market value of the common stock underlying the warrant—the impairment in its value is other than temporary.

Restructuring Charge. For the nine-month period ended September 30, 2001, we recorded an expense of $5.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. Pursuant to the surrender—agreed to in September 2001—of certain of our New York City leases, we will recognize in the fourth quarter as an increase in unrestricted cash and cash equivalents a total of approximately $9.3 million, including payments from third parties and a release of restricted cash used to guarantee the leases.

Depreciation and Amortization. Depreciation and amortization expense increased 169%, to $7.0 million in the nine-month period ended September 30, 2001, from $2.6 million in the nine-month period ended September 30, 2000. The increase was the result of depreciation of a larger fixed asset base, including leasehold improvements and equipment related to the deployment of SpotOn, and higher amortization expense for capitalized software development and for goodwill. Beginning in March 2001, we recorded additional goodwill in connection with our purchase of Intellocity, Inc.

Interest  – Net. Interest income in nine months of 2001 was $3.6 million, compared with $5.6 million in the first nine months of 2000. The decrease was the result of lower average cash balances during the nine months ended September 30, 2001 and lower prevailing interest rates on short-term investments. We incurred no interest expense in the first nine months of 2001, compared to interest expense of $0.3 million in the first nine months of 2000. The interest expense for the first nine months of 2000 relates to a $5 million original face value note issued in January 1998 by a subsidiary of ours; the note was redeemed in April 2000.

Net Loss Before Extraordinary Item. For the nine months ended September 30, 2001, our net loss applicable to common stockholders was $92.0 million, $1.68 per basic and diluted share, an increase of 360% compared to the net loss of $20.0 million, or $0.41 per basic and diluted share, for the nine months ended September 30, 2000. The increase was the result of the warrant impairment and restructuring charges incurred during the more recent period, along with higher expenses in all other categories, which more than offset higher revenues in the nine months ended September 30, 2001.

Net Loss Applicable to Common Stockholders. For the nine months ended September 30, 2001, our net loss applicable to common stockholders after extraordinary loss was $92.0 million, or $1.68 per basic and diluted share, compared to the net loss of $21.4 million, or $0.43 per basic and diluted share, for the nine months ended September 30, 2000.  The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000.  The extraordinary loss includes a prepayment premium of $0.4 million and the unamortized original issue discount and deferred issuance costs of $0.8 million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Liquidity and Capital Resources

Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through September 30, 2001, we had an accumulated deficit of approximately $230.2 million. Our cash position on September 30, 2001 was $75.9 million, compared to $122.5 million on December 31, 2000.

Net Cash Used In Operating Activities. During the nine months ended September 30, 2001, we used $29.0 million in cash for operations, compared with $23.1 million for the nine months ended September 30, 2000. The increase in net cash used by operating activities in the nine-month period ended September 30, 2001, as compared to the same period the previous year, was principally due to a higher net loss during the more recent period.

Net Cash Used In Investing Activities and Capital Expenditures.  With regard to investing activities, in the nine months ended September 30, 2001, we used cash of $16.5 million, compared to $8.7 million in the nine months ended September 30, 2000. The increase in the more recent period is due to greater investments in equipment and leasehold improvements, software development and strategic equity investments.

Net Cash (Used In) Provided By Financing Activities.  With regard to financing activities, in the nine months ended September 30, 2001, we used cash of $1.0 million, compared to $157.1 million provided by financing activities in the nine months ended September 30, 2000. The cash used in the more recent period was related to the assignation of $1.1 million for the guarantee of letters of credit required under a facilities lease. Cash provided by financing activities of $161.6 million in the nine months ended September 30, 2000 related to a public follow-on offering completed in February 2000, the exercise of a warrant in March 2000, and a partial payment for the sale of shares in our Digital ADCO subsidiary. We used cash of $4.6 million in the nine months ended September 30, 2000 for the retirement of debt.

Pursuant to the surrender—agreed to in September 2001—of certain of our New York City leases, we will realize in the fourth quarter of 2001 an increase in unrestricted cash and cash equivalents totaling approximately $9.3 million, including payments from third parties and a release of restricted cash used to guarantee the leases.

We met our cash needs in the nine-month periods of both 2001 and 2000 primarily from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters we sold total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, Liberty Digital, Inc. in March 2000 invested an additional $20 million in us by exercising a warrant granted in March 1999.

In August 2000, OpenTV invested $10 million in our Digital ADCO subsidiary and in late 2000 Motorola Broadband made a final payment of $1.5 million, pursuant to its share purchase obligation of $5 million upon the formation of Digital ADCO.

Impact of Inflation

Inflation has not had any significant effect on the Company’s operating costs.

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

Item 4.            Submission of Matters to a Vote of Stockholders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8–K

(a)	Exhibits

None

(b)	Reports on Form 8–K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, Inc.

Registrant

Date:November 14, 2001	/s/ David Reese
David Reese
Chairman, Chief Executive Officer and Director

Date:November 14, 2001	/s/ Christopher C. Cline
Christopher C. Cline
Chief Financial Officer
(Principal Financial and Accounting Officer)