Form 10-K/A
period 2000-12-31
ACTV INC /DE/
filed 2002-04-05
CIK 854152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 2 TO

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

(212) 497-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.10 per share

(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                As of March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $4.00 on March 22, 2001) was $224,227,348.

                As of March 22, 2001, there were 56,056,837 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

                This annual report on Form 10-K/A contains forward–looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward– looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward–looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. ACTV, Inc. disclaims any obligations to update any forward–looking statements to reflect events or circumstances after the date hereof.

INTRODUCTORY NOTE

                This amendment No. 2 to Form 10-K/A is being filed to give effect to the restatement of the Company’s consolidated financial statements as discussed in Note 20 to the consolidated financial statements. The terms “we,” “our,” and “ACTV” used herein refer to ACTV, Inc. and its subsidiaries.

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

Industry Background

Digital TV

                Although television programming is produced for national, regional and local audiences, it has not been commercially exploited as an individualized services medium. According to Paul Kagan Associates, Inc. (“Kagan”), over 98% of U.S. households have televisions and approximately 67% of those households subscribe to cable television services. We do not believe that there is currently any television service, widely available to consumers, providing individualized programming. Historically, two factors have limited development of individualized programming: (1) the shortage of channel capacity in a typical cable system and (2) the lack of digital technology available to provide such individualized services. However, advances in digital transmission and set-top box technology have begun to eliminate these barriers to providing individualized programming.

                The development of compression technology and the digital transmission of television signals allows for the transmission of a greater number of channels with better audio and video quality. The resulting expansion of channel capacity allows a cable or Direct Broadcast Satellite (“DBS”) broadcaster to offer a wider variety of programming choices, including individualized programming. Traditional analog cable systems typically offer a limited number of programming channels. Current digital compression technology, however, allows the conversion of each analog channel into as many as twelve digital channels of programming. Many major U.S. cable operators are therefore converting significant portions of their systems from analog to digital.

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

                Advertising represents a critical application of our Digital TV technologies. According to Morgan Stanley Dean Witter, advertisers spent approximately $55 billion on television advertising in the United States in 2000. Although traditional television broadcasting, cable and DBS systems do not provide an integrated means for viewers to respond to programs and advertisements, the Direct Marketing Association, Inc. (“DMA”) estimates that approximately $105.8 billion of goods and services were purchased through direct response television programming and advertising in 1999. The DMA predicts that this amount will grow to approximately $159.8 billion in 2004. (Reprinted from Economic Impact: US Direct & Interactive Marketing Today 1999 with permission from the Direct Marketing Association, Inc.) Many advertisers are using television advertisements to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, causing advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, immediate, inexpensive and automated method enabling them to participate in television commerce.

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

                The increasing popularity of the Internet and the established popularity of television have led a growing number of home computer users to simultaneously access Internet content while they watch television. According to Dataquest Inc., a unit of Gartner Group, Inc., there are over 44 million people in the United States who simultaneously use the television and Internet–connected PCs at least some of the time.

                Due to its interactive nature, the Internet is an emerging medium that competes with traditional television because of its ability to provide customized, targeted programming and advertising to consumers and to generate cost-effective results for certain advertisers. According to Jupiter Communications (“Jupiter”), approximately 45% of Internet users maintain that they watch less television because of time spent online. To combat this migration and gain online market share, broadcasters and cable programmers have begun and are expected to continue promoting companion online programming during shows and using commercial airtime to drive viewers to far more lucrative online programming. We believe we are well positioned to take advantage of this shift in consumer media consumption and that the convergence of television and Internet content promises significant opportunities for enhanced entertainment programming.

                Despite the current downturn in Internet advertising, we believe that the opportunities for television programmers to generate additional advertising revenues are increasing due to the growing recognition by advertisers of the potential advantages of Internet–based advertising that complements television programming. The Internet is highly interactive, creating enhanced opportunities for advertisers to focus their marketing efforts on specific user groups, to directly distribute targeted information to consumers on an individualized basis and to receive timely feedback from customers and potential customers. Jupiter estimates that the amount of Web advertising worldwide will grow from $5.3 billion in 2000 to over $16.5 billion by the year 2005. Additionally, as merchants take advantage of the Internet to deliver a guided selling experience on-line, integrating intelligent product recommendations, real-time customer service and simplified buying procedures, more consumers are expected to engage in e-commerce. The Gartner Group estimates that the total value of consumer goods and services purchased over the Web will increase from $30 billion in 2000 to $143 billion by the year 2004. The combination of growth in online advertising and e-commerce enhances the Internet’s value as a commerce medium.

Digital TV

                Our core technologies for Digital TV are patented processes for creating interactive and instantly customized television content and advertising in response to viewer remote control entries or to information stored locally in a viewer’s set-top box. Our software-only application, which resides in the digital set-top, remembers a viewer’s inputs throughout a program and can later deliver tailored content to the viewer based on those inputs. We create individualized programming by simultaneously sending the viewer multiple television signals, related in time and content, and switching among those signals without a visually perceptible delay. The viewer experiences the video, audio and graphics of a single fluid programming stream, while the programming on the other signals remains transparent. We expect to generate Digital TV revenues from software license fees, subscriber fees and sales of technical and professional services.

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

                We are initially targeting SpotOn and One To One TV for distribution through cable operators that have deployed digital transmission systems. We expect eventually to offer our Digital TV applications through other programming distribution systems, including direct broadcast satellite, or DBS, and terrestrial digital. To receive SpotOn and One To One TV, all a viewer needs is a digital set-top box with our software download. We have agreements with leading manufacturers of digital set-top terminals—Motorola Broadband Communications Sector, Scientific–Atlanta and Pioneer for the integration of our software into their equipment.

SpotOn and One To One TV

                We created a company with Motorola Broadband Communications Sector, called Digital ADCO, Inc., which developed the SpotOn applications and services. OpenTV later joined Motorola Broadband Communications Sector and ACTV as a shareholder of Digital ADCO, Inc. SpotOn is a comprehensive end-to-end system that allows digital cable, satellite and broadcast systems to offer targeting, interactivity and accountability for television commercials. We believe that SpotOn will improve the effectiveness of television advertising.

                Based on proprietary technologies contributed by Motorola, OpenTV and ACTV, SpotOn provides an array of functionalities that we believe are unique. For example, our software can instantaneously choose the most appropriate commercial for each viewer from a number of alternatives received by the viewer’s set-top. SpotOn’s logic function makes this choice based either on demographic information that the TV distributor, e.g., cable operator, has downloaded to the set–top box or on remote control responses keyed in by the viewer. SpotOn can even discern that a viewer is watching a program with subtitles in a second language, and deliver commercials in that language.

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

                SpotOn allows for permission–based marketing. A subscriber might request additional information on a product or make merchandise purchases through the set-top box, enabled with SpotOn software.

                The deployment of SpotOn in a cable system involves principally the installation of software at the headend and a separate software download to subscriber set-top boxes. Depending on how the headend is equipped, a minimal investment in hardware may also be required. SpotOn, which is compatible with the majority of digital cable set-tops currently deployed in the United States, is not dependent on the roll-out of the next generation of digital boxes. To capitalize fully on the capabilities of SpotOn, the operator may also choose to upgrade its trafficking and billing system.

                Having identified a business opportunity for next-generation trafficking and billing software that can handle advanced digital applications such as SpotOn, on December 31, 2000 we acquired a controlling interest in the assets of VisionTel, Inc., from nCUBE Corporation, which retains a minority interest. VisionTel’s principal product is the AdVision software suite for advertising sales management in cable, broadband, broadcast, satellite, and Internet services. Its clients have included AT&T Broadband, Time Warner, Cox Communications, Texas Cable News Channel and Captivate Network, Inc., among others.

                SpotOn’s software application in the set-top box is resident at the chip-set level, where it monitors programming streams coming into the box as well as viewer remote control selections. Commercials that are intended for a targeted audience are marked with our proprietary digital codes that identify them as SpotOn–enabled. Our software in the set-top box reads the codes as the commercials are received and, in real time, determines the most appropriate one. SpotOn is then able to insert this ad into the TV programming stream without any visually perceptible delay. The viewer is unaware that such a switch has occurred.

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

                We plan to introduce SpotOn during 2001 through AT&T Broadband’s approximately 40,000 digital cable subscribers in Aurora, Colorado. SpotOn will be available on AT&T Broadband’s currently deployed DCT-1000 and DCT–2000 digital set-top boxes.

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

Intellocity

                On March 9, 2001, we completed the acquisition of Intellocity, Inc., a corporation formed under the laws of the British Virgin Islands (“Intellocity”). The acquisition was accounted for as a purchase and was completed by a merger of Intellocity with and into ACTV, Inc. with ACTV, Inc. remaining as the surviving entity. As consideration for the merger, we issued to the stockholders of Intellocity: (i) an aggregate of 4,007,890 shares, with an additional 1,252,472 shares held in escrow, and (ii) options to purchase an aggregate of 762,655 shares of its common stock, with an additional 238,332 options held in escrow.

                The acquisition was pursuant to an Agreement and Plan of Merger dated March 7, 2001, between ACTV and Intellocity.  Prior to the date of the Agreement and Plan of Merger, there were no material relationships between us and any of Intellocity’s affiliates, directors, officer or stockholders.

                Intellocity is the principal provider of our technical services for digital television.  A leading professional services and tools provider for interactive television, or iTV, Intellocity's customers include broadband operators, content providers and platform and infrastructure providers. Services include:

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

For further discussion regarding segment information see Footnote 13 to the consolidated financial statements.

Enhanced Media

Overview

                Our Enhanced Media business segment serves the relatively new but growing market for interactive games and convergence programming, which combines video and or audio programming with Web content. We have been a pioneer in developing and marketing enhanced media applications and services.

                We market Enhanced Media applications and services through the brand names of HyperTV with Livewire, Bottle Rocket, and eSchool Online. HyperTV with Livewire and eSchool Online provide convergence software and services to the entertainment and education markets, respectively. Bottle Rocket is a leading developer of online games that it delivers for both stand–alone and multi–player applications. We acquired Bottle Rocket in August 2000 through an exchange of shares with Bottle Rocket, Inc. The acquisition was accounted for as a pooling of interests.

                Our Enhanced Media business derives revenues from a number of sources, including software licensing, technical and content services, data management, online advertising sales, and e-commerce.

                We believe that our Enhanced Media technologies have potential applications for most of television and radio programming and advertising. For instance:

•                  while watching a sports show on television, viewers can compete with other fans using a Web-enabled box, a computer connected to the Internet, or even a wireless hand-held device;

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

HyperTV

                HyperTV technologies are at the base of our Enhanced Media business. HyperTV is a suite of patented processes that enhance a television program or advertisement with related and synchronized content delivered through the Internet. HyperTV enables convergent programming by embedding a stream of Web page addresses into the video or audio signal or by transmitting the addresses directly over the Internet to a user’s computer or wireless device. The Web content is synchronized to programming being shown on a particular television channel, streamed through the Internet, or played through a local storage device, such as a DVD player.

                In April 2000, we entered into an agreement with Liberty Livewire to jointly market HyperTV with Livewire. Liberty Livewire is the U.S. leader in audio and video post-production and location services. The agreement gives Liberty Livewire, a unit of Liberty Media, the right to provide content creation services and, through its affiliate AT&T IP Services, a scaleable hosting infrastructure for HyperTV with Livewire. Pursuant to the agreement creating HyperTV with Livewire, we received warrants to purchase 2.5 million shares of Liberty Livewire common stock.

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

                Bottle Rocket plays an important role for us in the development of gaming across a number of platforms. We are not only expanding Bottle Rocket’s stand–alone and multiple player online gaming entertainment from PCs to wireless devices, but we also plan to migrate Bottle Rocket applications and content to digital television distribution systems.

Education

                eSchool Online was the first commercial application of our Enhanced Media technologies. eSchool integrates educational video with relevant Web content, interactivity and chat functionality on a student’s computer screen. In addition, eSchool provides teachers and administrators with an application that allows for online assessment of a student performance.

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

For the years ended December 31, 2000, 1999 and 1998, certain individual customers accounted for more than 10% of the Company's revenues as follows:

Customer	2000	1999	1998
The State of Alabama	23%
San Diego County Office of Education		11%
NYC School Construction Authority		12%
School District of Philadelphia			12%
Georgia Public Television			35%

As of December 31, 2000, one customer, The State of Alabama, represented 32% of the Company's accounts receivable balance as of December 31, 1999, The San Diego County Office of Education represented 22% and The Board of Education of the City of New York represented 20% of the accounts receivable balance, respectively.

Equipment Suppliers

                We do not intend to manufacture set-top converters, terminals, video servers or other devices in connection with any of our applications or services.

                We have non-exclusive, royalty-free agreements with Motorola Broadband Communications Sector and Scientific–Atlanta for the integration of our Digital TV technologies into their digital set-top boxes. Motorola Broadband Communications Sector and Scientific–Atlanta are the dominant suppliers of set-top terminals in the United States. We have a similar integration agreement with Pioneer.

                In addition, we have agreements with the leading providers of set-top box middleware, including OpenTV, Liberate and MicrosoftTV, to ensure the compatibility of our Digital TV technologies with their platforms. Middleware is set-top box software that acts as an operating system for the terminal.

                We may grant licenses similar to those granted to Motorola Broadband Communications Sector, Scientific–Atlanta and Pioneer to other manufacturers that are selected by the future distributors of Spot On and One To One TV.

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

                We believe our competitors in the enhanced media programming and services markets include RespondTV, Gold Pocket Interactive Digital Convergence, Merlin TV, Mixed Signals, More.com, and Worldgate Communications, Inc. Our Bottle Rocket business competes with companies that create online games for third parties, such as Boxerjam, Spiderdance, Inc., Twin and Internet gaming consulting firms. In addition, Intellocity’s competitors include Mixed Signals and MetaTV.

                We also face competition from traditional television and cable broadcasters such as ABC, CBS, FOX, and NBC. Some of these broadcasters have in the past, and may in the future, develop and broadcast their own television/Internet convergence programming. (See Item 3. LEGAL PROCEEDINGS—Action against the Walt Disney Co., ABC, Inc., and ESPN, Inc.) In addition, we may face future competition with companies such as Microsoft, RealNetworks, Inc., and Veon that provide applications allowing video content to be “streamed” over the Internet. Many of these applications could be extended to compete with some or all of our existing or proposed enhanced media offerings.

                We do not believe that there are currently any competitors offering products comparable to SpotOn and One To One TV. But there are a number of companies, including NDS Group plc, that market products and services that have limited functionalities in common with One To One TV. In the same way, although SpotOn has no competitors that offer its range of applications and services, companies such as SeaChange International and Wink Communications market products that compete with certain SpotOn offerings. Finally, SpotOn and One To One TV compete in a sense for limited “shelf space” within a digital set-top box with other dissimilar applications, such as video on demand, high definition television, and telephony.

Government Regulation

                We believe that neither our present or future implementation of One To One TV or SpotOn is subject to any direct substantial government regulation. However, the broadcast industry in general, and cable television, DBS and wireless communication in particular, are subject to substantial government regulation.

Cable Television.  Pursuant to federal legislation enacted in 1992, which we call the 1992 Cable Act, and amended by the Telecommunications Act of 1996, the Federal Communications Commission substantially re-regulates the cable television industry in various areas, including rate regulation, competitive access to programming, and “must carry” and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, and limit exclusivity provisions in programming contracts. and require prior notice for channel additions, deletions and changes. The Cable Act also regulates the collection and use of subscriber information over cable systems by cable operators and their affiliates. The United States Congress and the FCC also have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, materially adversely affect our operations. In particular, the FCC recently initiated an inquiry to determine whether the cable industry’s future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors.

Internet.  Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Congress has recently passed legislation regulating certain aspects regarding the use of the Internet, including children’s protection, copyright infringement, user privacy, taxation, access charges and liability for third–party activities. The Federal Trade Commission recently adopted regulations enacting the Children’s Online Privacy Protection Act, which govern collection and use of information over the Internet regarding children. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services, intellectual property ownership and personal privacy. We collect and store significant personal information from users of our Digital TV and Enhanced Media applications and plan to use such information to develop our businesses, particularly with respect to targeted advertising, or otherwise generate revenues. Storage and use of such information is subject to state and federal regulation. Storage and use of such information may also subject us to privacy claims relating to our use and dissemination of personal information. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business.

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

Item 2.  Property—Offices and Facilities

                We maintain our principal and executive offices at 225 Park Avenue South, New York, New York, where we lease approximately 47,000 square feet. In addition, we lease approximately 12,000 square feet in an adjacent building at 233 Park Avenue South. Our lease for these facilities extends through 2016. We also lease office and technical space totaling approximately 51,000 square feet in nine other facilities in New York City; Branchburg, New Jersey; Dallas, Texas; Houston, Texas; Los Angeles, California; Tulsa, Oklahoma and Denver, Colorado. These leases expire at various dates through 2005.

Item 3.  Legal Proceedings

                ACTV, Inc. and its wholly–owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc. and ESPN, Inc. in December, 2000, which action alleges that the defendants’ “Enhanced TV” system synchronizing a web site application to, amongst others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs’ patents. That action is continuing in the U.S. District Court, Southern District of New York.

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

2.                                       To approve the adoption of the ACTV’s 2000 Stock Option Plan.

For	Against	Abstain
15,763,184	3,432,422	100,943

3.                                       To ratify the appointment of Deloitte & Touche, LLP as independent auditors.

For	Against	Abstain
39,648,705	214,494	24,120

4.                                       To approve an amendment to ACTV’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.10 par value per share from 65,000,000 to 200,000,000.

For	Against	Abstain
37,549,838	2,297,598	39,883

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

                ACTV’s common stock is traded on The Nasdaq Stock Market under the symbols “IATV”.  The following table sets forth the high and low bid prices for ACTV common stock as reported by Nasdaq.

	High	Low
2000 Quarter	Common Stock
First	46.125	20.000
Second	34.750	9.688
Third	19.375	10.750
Fourth	14.313	3.000

1999 Quarter	High	Low
First	8.844	3.813
Second	25.125	9.250
Third	16.375	8.875
Fourth	51.563	13.250

                On March 21, 2001, there were approximately 476 holders of record of ACTV’s 56,056,037 outstanding shares of common stock. On March 21, 2001 the high and low bid prices of the common stock as reported by Nasdaq were $5.00 and $3.50, respectively. ACTV has not paid cash dividends since its organization. The Company plans to use earnings, if any, to fund growth and does not anticipate the declaration of the payment of cash dividends in the foreseeable future.

Item 6.  Selected Financial Data (in thousands, except share and per share data)

                The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in the this Form 10-K/A.

	For Years Ended December 31,
	(As Restated)
	2000	1999	1998	1997	1996
Statement of Operations Data:
Revenues	$8,016	$2,910	$1,625	$1,948	$1,476
Income (loss) before extraordinary item	153,504	(234,875)	(23,342)	(8,394)	(11,405)
Net income (loss)	152,093	(234,875)	(23,342)	(8,394)	(11,405)
Net income (loss) applicable to common stockholders	152,093	(235,370)	(23,822)	(8,394)	(11,405)

Basic income (loss) per common share before extraordinary item	$3.10	$(6.11)	$(1.10)	$(0.64)	$(0.97)
Extraordinary item	(0.03)	–	–	–	–
Net income (loss) applicable to common stockholders	$3.07	$(6.11)	$(1.10)	$(0.64)	$(0.97)

Weighted average number of common shares outstanding used in basic calculations	49,501,885	38,491,044	21,671,076	13,155,183	12,011,083

Diluted income/(loss) per common share before extraordinary item	$2.53	$(6.11)	$(1.10)	$(0.64)	$(0.97)
Extraordinary item	(0.02)	–	–	–	–
Net income (loss) applicable to common stockholders	$2.51	$(6.11)	$(1.10)	$(0.64)	$(0.97)

Weighted average number of common shares outstanding used in diluted calculations	60,719,648	38,491,044	21,671,076	13,155,183	12,011,083

Balance Sheet Data:
Cash and cash equivalents	$122,488	$9,413	$5,198	$658	$6,521
Working capital/(deficiency)	115,684	9,151	3,007	(1,062)	5,094
Total assets	235,509	28,984	13,616	7,902	11,693
Long-term debt (including current portion)	—	4,804	4,315	—	—

                The historical financial information has been restated to include the accounts and results of operations of Bottle Rocket Inc. which was acquired on August 17, 2000 in a transaction accounted for under the pooling of interests method as described in Note 3 in the consolidated financial statements.  In addition, the historical financial information has been restated to account for certain variable plan stock options as compensation cost.  See also Note 20 to the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                You should read the following discussion together with our consolidated financial statements and related notes included elsewhere and incorporated by reference. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward–looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See “Special Note Regarding Forward–Looking Statements” for further information about forward–looking statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below gives effect to the restatement of our previously reported results of operations for these periods.  See Note 20 to the consolidated financial statements for a discussion of this matter.

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

Stock Appreciation Rights.  There were no stock appreciation rights costs in 2000 as the plan was terminated.  There were approximately $2.0 million stock appreciation rights costs in 1999.

Stock-Based Compensation.  Stock-based compensation resulted in a credit for the year ended December 31, 2000 of $186.7 million, as compared with an expense of $208.3 million for the year ended December 31, 1999.  The Company records a charge or a credit to stock-based compensation expense based on increases or decreases in the market value of the Company’s common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment. The Company recorded a credit in deferred stock-based compensation for the year ended December 31, 2000 as the market price of the Company’s common stock declined in 2000 as compared to its value as of December 31, 1999.  Conversely, the Company recorded a charge to stock-based compensation for the year ended December 31, 1999 as the market price of the Company’s common stock increased in 1999 as compared to its value as of December 31, 1998.

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

Minority Interest.  The minority interest benefit for the year ended December 31, 2000 was $1.7 million, compared with expense of $588 in 1999. The benefit is attributable to the minority interest held by others in Digital Adco, which was formed in November 1999.

Extraordinary Item.  We recorded an extraordinary change in 2000 of $1.4 million, resulting from the early extinguishment of $5.0 million notes issued in January 1998.

Net Income/(Loss)Applicable to Common Stockholders.  For the year ended December 31, 2000, our net income applicable to common stockholders after extraordinary loss was $152.1 million, or $3.07 per basic share and $2.51 per diluted share respectively, compared with a net loss applicable to common stockholders of $235.4 million, or $6.11 per basic and diluted share, for the year ended December 31, 1999. The primary difference results from significant non-cash stock-based compensation expense recorded in 1999 and a reduction of such expense in 2000.

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

Operating Expenses.  Operating expenses were $5.6 million compared with $3.1 million, an increase of $2.5 million.  The increase in expenses is directly related to the increased Enhanced Media revenue.

Selling and Administrative Expenses.  Selling and administrative expenses increased 77% to $19.2 million for the year ended December 31, 1999, from $10.8 million for the year ended December 31, 1998, due chiefly to non-cash employee compensation, paid in the form of stock and to greater expenses related to HyperTV.

Stock Appreciation Rights.  Stock appreciation rights costs were approximately $2.0 million for each of the years ended December 31, 1999 and 1998.

Stock-Based Compensation.  Stock-based compensation expense for year ended December 31, 1999 was $208.3 million, compared with  expense of $1.3 million for the year ended December 31, 1998. The Company records a charge or a credit to stock-based compensation expense based on increases or decreases in the market value of the Company’s common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment. The Company recorded a charge to stock-based compensation for the year ended December 31, 1999 as the market price of the Company’s common stock increased in 1999 as compared to its value as of December 31, 1998.

Depreciation and Amortization.  We continue to innovate in the areas of software development and intellectual properties. Accordingly, our depreciation and amortization expense increased approximately $0.6 million, or 37%.

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

Minority Interest.  For the year ended December 31, 1999 a loss of $588 was attributable to the minority interest held by others in Digital Adco formed in November 1999. For the year ended December 31, 1998, we recorded $5.4 million for dividends and accretion on subsidiary convertible preferred stock issuances, which were accounted for as a minority interest. All dividend payments were made in our common stock. In 1998, the subsidiary convertible preferred stock was redeemed in full.

Preferred Stock Dividend and Accretion.  For each of the years ended December 31, 1999 and 1998, we paid $0.5 million in preferred stock dividends, related to our Series B preferred stock. The Series B preferred stock was issued in November 1998 and was redeemed in full in May 1999.

Net Loss Applicable to Common Stockholders.  Net loss applicable to common stockholders was $235.4 million, or $6.11 per basic and diluted share, for the year ended December 31, 1999, compared to $23.8 million, or $1.10 per basic per basic and diluted share, for the year ended December 31, 1998.

Liquidity and Capital Resources.

                Since our inception, we have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through December 31, 2000, we had an accumulated deficit of $161.7 million. Our cash position on December 31, 2000 was $122.5 million, compared with $9.4 million on December 31, 1999.

Net Cash Used In Operating Activities.  During the year ended December 31, 2000, we used cash of $29.0 million for operations, compared with $15.4 million for the year ended December 31, 1999.  The increase in net cash used by operating activities principally relates to higher operating losses and increased working capital uses.

Net Cash Used In Investing Activities and Capital Expenditures.  For the year ended December 31, 2000, we used cash for investing activities of $17.1 million, compared with $12.0 million, for year ended December 31, 1999.  The increase in cash used in investing activities is due in part to $3.8 million of strategic equity investments, and increased capital expenditures for the development of interactive TV products, and property and equipment.

Net Cash Provided By Financing Activities.  We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV invested $10 million in our Digital ADCO subsidiary.

Impact of Inflation

                Inflation has not had any significant effect on our operating costs.

New Accounting Pronouncements

                Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS 133 effective January 1, 2001. ACTV's investment in Liberty Livewire Corporation ("Livewire"), a publicly traded company, will then be accounted for at fair value, resulting in a non-cash, cumulative effect of a change in accounting principle of approximately $59.8 million in 2001. This investment will be marked to market prospectively on a quarterly basis and such changes in the fair value of the Livewire investment will be recorded in the results of our operations, which may cause volatility in earnings in future years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                The Company’s interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on the Company’s cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material effect on the interest earned on the Company’s cash equivalents and investments. A majority of these cash equivalents and investments earn a fixed rate of interest while the remaining portion earns interest at a variable rate. The Company does not anticipate that exposure to interest rate market risk will have a material impact on the Company due to the nature of the Company’s investments.

                During April 2000, the Company received a warrant to acquire 2,500,000 shares of Livewire. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. The Company estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black–Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17,300,000, using the same assumptions. The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire.

                The Company records stock-based compensation expense based on increases or decreases in the market price of the Company's common stock above the exercise price of certain employee options, which are subject to variable option accounting treatment. To the extent that the Company has a deferred stock-based compensation expense obligation at the beginning of a given reporting period, the Company will recognize a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for the Company’s stock at the end of the period.  The deferred obligation will increase as the market price for the Company’s common stock increases at the end of a reporting period.

Item 8.  Financial Statements and Supplementary Data

                The Financial Statements are listed under Item 14 in this report.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

PART III

Item 10.  MANAGEMENT

Executive Officers and Directors

                We intend to file with the Securities and Exchange Commission, within 120 days after December 31, 2000, a definitive proxy statement pertaining to our annual meeting of stockholders to be held in June, 2001. Information regarding our directors and executive officers will appear under the caption “Election of Directors” in the proxy statement and is incorporated in this report by reference.

Item 11.  EXECUTIVE COMPENSATION

                Information regarding executive compensation will appear under the caption “Executive Compensation” in the proxy statement and is incorporated in this report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information regarding security ownership of certain beneficial owners and management will appear under the caption “Ownership of Securities” in the proxy statement and is incorporated in this report by reference.

Item 13.  CERTAIN TRANSACTIONS

                Information regarding certain transactions will appear under the caption “Certain Transactions” in the proxy statement and is incorporated in this report by reference.

PART IV

Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

                (a)1.  FINANCIAL STATEMENTS:

                                                                See the Consolidated Financial Statements beginning on Page F-1 hereafter, which is incorporated by reference.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of ACTV, Inc.:

                We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries (“the Company”) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ equity(deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 20, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

March 2, 2001

(March 9, 2001, as to Note 18; March 28, 2002, as to Note 20)

New York, New York

ACTV, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (As Restated — See Note 20)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$122,488,041	$9,413,170
Accounts receivable — net	1,182,376	1,469,164
Other	3,758,935	1,133,414

Total current assets	127,429,352	12,015,748
Property and equipment-net	12,628,232	3,770,195
Other assets:
Investment in warrant	76,016,175	—
Investments-other	3,250,000	250,000
Patents and patents pending	8,053,642	8,142,928
Software development costs	3,328,101	2,183,950
Goodwill	1,362,072	1,788,444
Other	3,441,006	833,113

Total other assets	95,450,996	13,198,435

	$235,508,580	$28,984,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,712,857	$1,967,164
Deferred revenue	4,032,776	897,990

Total current liabilities	11,745,633	2,865,154
Long-term note payable	—	4,804,342
Deferred revenue	70,586,450	—
Minority interest	13,307,131	2,000,593

Stockholders’ equity:
Common stock, $.10 par value, 200,000,000 shares authorized: issued and outstanding 51,228,154 at December 31, 2000, 42,440,032 at December 31, 1999	5,122,816	4,244,004
Stockholder loans	(643,606)	(456,016)
Additional paid-in capital	297,073,713	326,589,837
Accumulated deficit	(161,683,557)	(311,063,536)

Total stockholders’ equity	139,869,366	19,314,289
	$235,508,580	$28,984,378

See notes to consolidated financial statements

ACTV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated — See Note 20)

	Years ended December 31,
	2000	1999	1998
Revenue	$8,016,453	$2,909,642	$1,625,139
Costs and expenses:
Operating expenses	13,060,176	5,588,090	3,116,573
Selling and administrative	33,403,906	19,206,036	10,843,984
Depreciation and amortization	3,907,631	2,118,096	1,557,717
Stock appreciation rights	—	1,950,330	2,000,062
Stock-based compensation (income)/expense	(186,673,365)	208,343,386	1,278,189
Total costs and expenses/(income)	(136,301,652)	237,205,938	18,796,525

Income /(loss) from operations	144,318,105	(234,296,296)	(17,171,386)

Interest income	7,726,929	465,840	189,928
Interest (expense)	(284,619)	(1,044,227)	(932,247)
Interest income/(expense) —net	7,442,310	(578,387)	(742,319)

Income/(loss) before minority interest, preferred stock dividend and accretion and extraordinary items	151,760,415	(234,874,683)	(17,913,705)
Minority interest-subsidiary preferred stock dividend and accretion	—	—	(5,428,638)
Minority interest-subsidiary	1,743,357	(588)	—

Income/(loss) before extraordinary item	153,503,772	(234,875,271)	(23,342,343)

Extraordinary loss on early extinguishment of debt	(1,411,139)	—	—

Net income/(loss)	152,092,633	(234,875,271)	(23,342,343)

Preferred stock dividends and accretion	—	(494,431)	(479,173)

Net income/(loss) applicable to common stockholders	$152,092,633	$(235,369,702)	$(23,821,516)

Net income/(loss) per share:

Basic per share amounts

Before extraordinary item	$3.10	$(6.11)	$(1.10)
Extraordinary item	(0.03)	—	—
Net income/(loss) applicable to common stockholders	3.07	(6.11)	(1.10)

Diluted per share amounts

Before extraordinary item	$2.53	$(6.11)	$(1.10)
Extraordinary item	(0.02)	—	—
Net income/(loss) applicable to common stockholders	2.51	(6.11)	(1.10)

Weighted average number of common shares used in basic calculations	49,501,885	38,491,044	21,671,076
Weight average number of common shares used in diluted calculations	60,719,648	38,491,044	21,671,076

See notes to consolidated financial statements

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated — See Note 20)

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$152,092,633	$(234,875,271)	$(17,913,705)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,907,631	2,118,096	1,557,717
Deferred compensation from stock appreciation rights	306,000	1,950,330	2,000,062
Deferred stock-based compensation	(186,673,365)	208,343,386	1,278,189
Deferred revenue	(2,294,939)	825,788	10,027
Amortization of deferred expenses related to debt financing	—	864,147	241,565
Minority interest	(1,743,357)	588
Write-down of investment	750,000	—	—
Common stock issued in lieu of cash payment	4,560,000	6,383,560	2,016,023
Changes in assets and liabilities:
Accounts receivable	286,788	(933,501)	(218,719)
Other assets	(5,964,251)	(615,789)	(180,161)
Accounts payable and accrued expenses	5,745,693	537,249	(773,776)
Net cash used in operating activities	(29,027,167)	(15,401,417)	(11,982,778)
Cash flows from investing activities:
Investments in patents	(500,726)	(7,515,343)	(598,671)
Investment in property and equipment	(10,938,456)	(2,366,917)	(613,047)
Investment in software and development costs	(1,954,979)	(1,438,654)	(797,677)
Investments — other	(3,750,000)	—	—
Net cash used in investing activities	(17,144,161)	(11,320,914)	(2,009,395)
Cash flows from financing activities:
Net proceeds from debt issuance	—	—	4,612,990
Retirement of debt	(4,567,095)	(174,732)	—
Net proceeds from put warrant issuance	—	—	1,371,624
Redemption of preferred stock	—	(5,198,341)	(565,759)
Net proceeds from subsidiary equity transactions	13,049,895	2,000,592	—
Net proceeds from equity financing	150,763,399	34,309,731	13,113,192
Net cash provided by financing activities.	159,246,199	30,937,250	18,532,047

Net increase in cash and cash equivalents	113,074,871	4,214,919	4,539,874
Cash and cash equivalents, beginning of period	9,413,170	5,198,251	658,377
Cash and cash equivalents, end of period	$122,488,041	$9,413,170	$5,198,251

See notes to consolidated financial statements

ACTV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Preferred Series A		Preferred Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Stockholder Loans	Additional Paid–in– Capital	Accumulated Deficit	Total
							(as Restated)	(as Restated)	(as Restated)
Balances December 31, 1997 — as previously reported	14,886,646	$1,488,666	86,200	$8,620	—	$—	$(199,900)	$48,488,401	$(51,352,388)	$(1,566,601)

Prior period adjustments								519,930	(519,930)	—)
Balances at December 31, 1997 — as restated	14,886,646	$1,488,666	86,200	$8,620	—	$—	$(199,900)	49,008,331	$(51,872,318)	$(1,566,601)
Issuance of shares in connection with financings	6,458,332	645,833						11,287,813		11,933,646
Issuance of Series B preferred stock					5,018	2,805,961		2,527,723		5,333,684
Issuance of shares for services	373,592	37,359						508,083		545,442
Issuance of shares in connection with exchange of preferred stock	5,857,406	585,741	(29,900)	(2,990)				2,535,660		3,118,411
Adjustment to deferred stock compensation								1,278,189		1,278,189
Issuance of shares in connection with exercise of stock options	1,662,452	166,245						2,282,323		2,448,568
Issuance of warrants and shares in connection with financing activities	793,066	79,307						5,086,153		5,165,460
Net loss (as restated)									(23,342,343)	(23,342,343)
Preferred dividends									(479,173)	(479,173)
Balances December 31, 1998	30,031,494	$3,003,151	56,300	$5,630	5,018	$2,805,961	$(199,900)	$74,514,275	$(75,693,834)	$4,435,283
Issuance of common shares	4,059,783	405,978						22,611,560		23,017,538
Issuance of shares for services	931,294	93,129						10,696,587		10,789,716
Issuance of shares in connection with exchange of preferred stock	1,061,690	106,169	(56,300)	(5,630)						100,539
Issuance of shares in connection with exercise of stock options, stock appreciation rights and warrants	6,355,771	635,577						12,816,409		13,451,986
Adjustment to deferred stock compensation								208,343,386		208,343,386
Issuance of shareholder loans							(456,016)			(456,016)
Preferred stock redemption					(5,018)	(2,805,961)		(2,392,380)		(5,198,341)
Payment of stockholder loans							199,900			199,900
Net loss (as restated)									(234,875,271)	(234,875,271)
Preferred stock dividends and accretion									(494,431)	(494,431)
Balances December 31, 1999	42,440,032	$4,244,004	—	$—	—	$—	$(456,016)	$326,589,837	$(311,063,536)	$19,314,289

Issuance of shares in connection with public offering	4,600,000	460,000						128,909,468		129,369,468
Issuance of shares for services	947,000	94,700						7,617,788		7,712,488
Issuance of shares in connection with exercise of stock options & warrants	3,299,598	329,960						20,937,621		21,267,581
Adjustment to deferred stock compensation								(186,673,365)		(186,673,365)
Issuance of shareholder loan							(187,590)			(187,590)
Retirement of common stock	(58,476)	(5,848)						(307,636)	(2,712,654)	(3,026,138)
Net income (as restated)									152,092,633	152,092,633
Balance at December 31, 2000	51,228,154	$5,122,816	—	$—	—	$—	$(643,606)	$297,073,713	$(161,683,557)	$139,869,366

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

2. Organization and Significant Accounting Policies

                Principles of Consolidation—The Company’s consolidated financial statements include the balances of its operating subsidiaries that are more than 50% owned and controlled along with Digital ADCO (“ADCO”), which is a 45.9% subsidiary controlled by the Company. All significant intercompany transactions and account balances are eliminated.

                Property and Equipment—Property and equipment is recorded at cost and depreciated on the straight-line method over its estimated useful lives (generally 5 years). Depreciation expense for the years ended December 31, 2000, 1999 and 1998 aggregated $2,080,420, $929,765 and $762,581, respectively.

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

                Earnings Per Share—Basic income (loss) per common share equals net income (loss) divided by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted income per share gives effect to the dilutive potential common shares.  The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share for the years ended December 31, 1999 and 1998, respectively, as it would be anti-dilutive.

                The following table sets forth the computation of basic and diluted income/(loss) per share:

	Years ended December 31,
	2000	1999	1998

Numerator:
Income/(loss) before extraordinary item	$153,503,772	$(234,875,271)	(23,342,343)
Extraordinary loss on early extinguishment of debt	(1,411,139)	—	—
Preferred stock dividends and accretion	—	(494,431)	(479,173)
Net income/(loss) applicable to common stockholders	$152,092,633	$(235,369,702)	(23,821,516)

Denominator:
Basic weighted-average shares outstanding	49,501,885	38,491,044	21,671,076
Weighted-average options outstanding	11,217,763	—	—
Diluted weighted average shares outstanding	60,719,648	38,491,044	21,671,076

Basic
Before extraordinary item	$3.10	$(6.11)	$(1.10)
Extraordinary item	(0.03)	—	—
Net income/(loss) applicable to common stockholders	$3.07	$(6.11)	$(1.10)

Diluted
Before extraordinary item	$2.53	$(6.11)	$(1.10)
Extraordinary item	(0.02)	—	—
Net income/(loss) applicable to common stockholders	$2.51	$(6.11)	$(1.10)

                Long-Lived Assets and Intangibles—In accordance with SFAS No. 121, Accounting for the Impairment of Long–Lived Assets and for Long-Lived Assets to be Disposed of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment. The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 10 years. The Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business. Impairments, if any, will be recognized through a charge to operations, in the period in which the impairment is deemed to exist. The Company does not believe that any long-lived assets and intangibles have been impaired. The Company did not record impairment losses for the three years ended December 31, 2000.

                Stock–Based Compensation—The Company applies the intrinsic–value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employee”, (“APB 25”) and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 (“SFAS 123), Accounting for Stock Based Compensation.  Certain of the Company’s options are subject to variable plan accounting under APB 25 which results in the recording of charges or credits to compensation expense for increases or decreases in the market value of the stock in excess of the price of certain options and an offsetting entry is recorded to additional paid in capital.   The Company amortizes stock based compensation arising from certain employee stock option grants over the vesting periods of the related options, generally three years.

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

                Recently Issued Accounting Pronouncements—In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), which becomes effective for the Company’s consolidated financial statements for the year beginning January 1, 2001, (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities). These statements establish accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. These statements require that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 effective January 1, 2001. ACTV's investment in Livewire will then be accounted for at fair value, resulting in a non-cash, cumulative effect of a change in accounting principle of approximately $59.6 million in 2001.

3. Merger and Acquisition Activity

Acquisition

                On August 17, 2000, the Company acquired all of the outstanding capital stock of Bottle Rocket, Inc. (“Bottle Rocket”) in exchange for 272,035 shares of the Company’s common stock. Bottle Rocket creates online entertainment based on proprietary technology engines for trivia, prediction, simulation, arcade–style, and multi–player games. The acquisition of Bottle Rocket has been accounted for under the pooling of interests method of accounting and, accordingly, the Company’s historical consolidated financial statements have been restated to include the accounts and results of operations of Bottle Rocket.

                The results of operations previously reported by the Company, the results of operations of Bottle Rocket and the combined amounts presented in the accompanying consolidated financial statements are presented below:

	1999	1998
	Years ended December 31,
Revenues:
ACTV	$2,117,938	$1,405,838
Bottle Rocket	791,704	219,301
Combined	$2,909,642	$1,625,139
Net loss applicable to common stockholders
ACTV	$231,720,996	$22,146,513
Bottle Rocket	3,648,706	1,675,003
Combined	$235,369,702	$23,821,516

                There were no eliminations or other adjustments to historical financial statements or significant non-recurring charges as a result of this transaction. The revenues and net loss of Bottle Rocket were $1,469,513 and $1,337,854, respectively, from January 1, 2000 to August 17, 2000. Bottle Rocket had no operations prior to 1997.

4.  Property and Equipment

                Property and equipment—net at December 31, 2000 and 1999 consisted of the following (at cost):

	2000	1999
Machinery and equipment	$8,138,082	$5,181,941
Office furniture and fixtures	3,253,895	837,207
Leasehold improvements	5,992,172	428,132
	17,384,149	6,447,280
Less accumulated depreciation and amortization	(4,755,917)	(2,677,085)
	$12,628,232	$3,770,195

5.  Financing Activities

Common Stock Financing

                During the years ended December 31, 2000, 1999 and 1998, the Company raised approximately $129.4, $23.0 and $11.9 million, respectively from sales of common stock to private institutional investors and approximates $23.0, $3.5 and $2.6 million, respectively, from the exercise of stock options and warrants.

                On February 3, 2000, we completed a follow-on offering of 4.6 million common shares, including 0.6 million common shares to cover the over-allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share or $8.28 million, resulting in net proceeds of $28.20 per share, or approximately $129.7 million

                On March 27, 2000 Liberty Digital, Inc. invested an additional $20 million in us, increasing its investment to 16% by exercising a warrant granted in March 1999.

Preferred Stock Financing

                During 1996, the Company raised approximately $11.0 million net from the proceeds of a private placement of common stock and 5% exchangeable preferred stock issued by the Company’s wholly–owned subsidiary. This exchangeable preferred stock was convertible into common stock of ACTV, Inc., beginning January 1, 1997, at varying discounts to the market price of common stock. The exchangeable preferred stock was convertible into shares of common stock at a discounted conversion price. The discount ranged from 14% to a maximum of 30.375%. The extent of the beneficial conversion feature was approximately $4.0 million, representing the maximum difference between the discounted conversion price and the prevailing market price of the common stock. Preferred stock accretion of $2.5 million was recorded and included as minority interest for the year ended December 31, 1997. As of December 31, 1998, all of the exchangeable preferred stock had been converted.

                In November 1998, ACTV issued Series B convertible preferred stock (“Series B Stock”), common stock, and warrants to purchase approximately 1.95 million shares of common stock at $2.00 per share as a partial exchange for approximately 179,000 shares of the subsidiary exchangeable preferred stock. The excess of the fair value of this consideration over the carrying value of the exchangeable preferred stock for which the Series B Stock was issued is included in minority interest subsidiary preferred stock dividend and accretion in the accompanying statement of operations. The Series B Stock was fully redeemable by ACTV at any time at a 10% premium above face value plus accrued dividends. The holders of the Series B Stock were prohibited from converting any shares into common stock through November 13, 1999. Beginning November 13, 1999, the number of shares issued upon conversion was to be determined by dividing the liquidation value of $1,000 plus accrued dividends by the conversion price of $2.00 per common share. Beginning February 13, 2000, the number of shares issued upon conversion was to be determined by dividing the liquidation value of $1,000 plus accrued dividends by the conversion price of $1.33 per common share. The beneficial conversion feature related to the possible conversion of the Series B Stock at $1.33 per share, which equaled $2,527,723 at the issuance date, was attributed to additional paid-in-capital and was being accounted for as a charge to net loss applicable to common stockholders over the period from issuance through February 13, 2000. During May 1999, ACTV redeemed all of the outstanding Series B Stock for a total of approximately $5.2 million. The Series B Stock had been convertible into common stock at $2.00 per share beginning in November 1998. ACTV effectively redeemed the Series B Stock at an equivalent of $2.20 per common stock share, a price significantly less than the market price at the time of the redemption. The redemption avoided the possible future issuance of more than 2.8 million shares of common stock.

Debt Financing

                In January 1998, the Company issued $5.0 million aggregate principal amount notes. The notes had an interest rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. The Company had the option to pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in kind to 13.75% per annum. The Company chose to make the first two semi-annual interest payments (June 30, 1998 and December 31, 1998) in kind. In connection with the note, the holders received on January 14, 1998 a common stock purchase warrant (The “Warrant”) of Texas Network that granted the holders either the right to purchase up to 17.5% of the fully–diluted shares of common stock of Texas Network or, through July 14, 1999, to exchange the Warrant for such number of shares of the Company’s common stock, at the time of and giving effect to such exchange, that were equal to 5.5% of the fully diluted number of shares of common stock outstanding.

                For accounting purposes, the Company allocated approximately $1.4 million to the value of the Warrant, based on the market value of the Company’s common stock into which the Warrant was convertible at issuance. The Warrant was included outside of Consolidated Stockholders’ Equity due to its cash put feature and the notes were recorded at a value of proceeds received less the value attributed to the Warrant. The difference between the recorded value of the notes and their principal value was being amortized as additional interest expense over the life of the notes. The Warrant was exchanged and exercised for the Company’s common stock during the first quarter of 1999.

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

Preferred Stock Rights Agreement

                Our policy is and has been to license our technology and arrange joint ventures for its use in a number of different industries. In August 2000, our Board of Directors adopted a Preferred Stock Rights Agreement, which gives our Board of Directors certain alternative courses of action if a potential acquirer of 15% or more of our common stock is deemed unlikely to further such policy or if such potential acquirer is deemed likely to act inconsistently with the best interests of our stockholders. Pursuant to the Preferred Stock Rights Agreement, we could distribute certain preferred stock purchase rights to our current stockholders. These rights would become exercisable if an outside party became the beneficial owner of 15% or more of our issued and outstanding common stock, unless our Board of Directors determines to defer the exercise of, or redeem, such rights. The potential acquirer’s rights under the Preferred Stock Rights Agreement will be null and void. Once exercisable, each preferred stock purchase right would entitle the holder thereof to purchase .001 of share of our Series C Preferred Stock at an exercise price of $0.00001 per share. Each share of our Series C Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of our stockholders. Once issued our Board of Directors could vote to exchange the preferred stock purchase rights for shares of our common stock. A potential acquirer may be discouraged from completing an acquisition if it could not be assured of having control of us.

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

                ACTV Entertainment, Inc. (“Entertainment”) and HyperTV Networks, Inc. are subsidiaries of ACTV, Inc. In part as an anti-takeover defense, in 1997 and 1998 Entertainment and HyperTV granted stock options for their respective Class B common shares to a limited number of their officers and employees, which Class B stock options—as amended in December, 1999 were to become exercisable only upon a “change of control” of ACTV, Inc., as the term “change of control” was defined in those options. As of December 31, 2000, all of those Class B stock options were terminated, with the result that there are no options outstanding at this date with respect to any of the Class B shares of either Entertainment or HyperTV.

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

                A summary of the status of the Company’s stock options as of December 31, 2000, 1999 and 1998 is as follows:

	2000 Shares	2000 Weighted Average Exercise Price	1999 Shares	1999 Weighted Average Exercise Price	1998 Shares	1998 Weighted Average Exercise Price
Outstanding at beginning of period	16,736,838		7,850,007		3,539,218
Options and warrants granted	4,698,976	$8.87	14,863,501	$8.20	6,376,073	$1.91
Options and warrants exercised	(3,247,196)	$6.74	(5,801,670)	$1.98	(1,844,951)	$1.64
Options and warrants terminated	(114,167)	$11.75	(175,000)	$4.00	(220,333)	$2.86

Outstanding at end of period	18,074,451	$7.55	16,736,838	$7.44	7,850,007	$1.90
Options and warrants exercisable at end of period	10,061,021	$8.28	9,369,330	$9.08	5,782,275	$1.99

The following table summarizes information about stock options outstanding at December 31, 2000:

Range of Exercise Prices	Number Outstanding at 12/31/2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2000	Weighted Average Exercise Price
$0.00 to 4.00	6,684,892	4.2 Years	$1.60	4,601,288	$1.58
$4.01 to 8.00	4,141,505	5.3 Years	$6.89	100,501	$6.05
$8.01 to 12.00	1,154,900	3.8 Years	$9.81	308,574	$9.11
$12.01 to 16.00	6,067,000	2.3 Years	$13.91	5,030,503	$14.00
$15.01 to 200.00	26,154	4.9 Years	$88.90	20,155	$108.78
Totals	18,074,451			10,061,021

                The weighted average fair value of options granted during 2000, 1999 and 1998 was $8.87, $8.20 and $1.91 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company’s common stock on the date of grant. The Company applies APB No. 25 and related Interpretations in accounting for its stock option and purchase plans. Approximately 5,230,000, 4,172,000 and 692,000 options are subject to variable plan accounting in the years ended December 31, 2000, 1999 and 1998, respectively (See Note 20.)  Had compensation cost for the Company’s option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company’s net income/(loss) and income/(loss) per basic and diluted share for the years ended December 31, 2000, 1999, and 1998 would have been changed the pro forma amounts indicated below:

	2000	1999	1998
Net income /(loss) to common stockholders
As reported	152,092.633	(235,369,702)	(23,821,516)
Pro forma	129,426,485	(237,772,519)	(25,432,653)

Net income /(loss) per basic common share
As reported
Before extraordinary item	$3.10	$(6.11)	$(1.10)
Extraordinary item	(0.03)	—	—
Net income (loss) applicable to common stockholders	$3.07	$(6.11)	$(1.10)

Net income /(loss) per basic common share
Pro forma:
Before extraordinary item	$2.63	$(6.18)	$(1.17)
Extraordinary item	(0.03)	—	—
Net income (loss) applicable to common stockholders	$2.60	$(6.18)	$(1.17)

Net income /(loss) per diluted common share
As reported
Before extraordinary item	$2.53	$(6.11)	$(1.10)
Extraordinary item	(0.02)	—	—
Net income (loss) applicable to common stockholders	$2.51	$(6.11)	$(1.10)

Net income /(loss) per diluted common share
Pro forma:
Before extraordinary item	$2.16	$(6.18)	$(1.17)
Extraordinary item	(0.02)	—	—
Net income (loss) applicable to common stockholders	$2.14	$(6.18)	$(1.17)

                The Company estimated the fair value of options issued during 2000, 1999, and 1998 on the date of each grant using the Black–Scholes option–pricing model with the following weighted–average assumptions: no dividend yield, expected volatility for 2000, 1999, 1998 of 122.4%, 94.4% and 49.5%, respectively, and a risk free interest rate of 6% for all years.

7.  Stock Appreciation Rights Plans

                As of December 31, 1998, the Company had granted 896,000 outstanding Stock Appreciation Rights (“SARs”) (with an exercise price of $1.50 per share). The SARs expire between 2001 and 2006. During 1998, no SARs were exercised.

                The Company’s balance sheets at December 31, 1999 and December 31, 1998, reflect expense accruals of $0 and $2.0 million, respectively, related to the Company’s SARs plan. In May 1999, three directors agreed to retroactively exercise their vested SARs for unregistered shares of common stock, based upon the closing market price of $3.9375 on January 4, 1999. As a result, the SARs expense for the first quarter of 1999 was approximately $3.2 million less than it would have been otherwise. In September 1999, all remaining SARs were converted into options that became part of the Company’s 1999 Option Plan. In 1999, this conversion resulted in expense of $1.3 million with an additional charge of $381,000 to future periods when the corresponding options vest. In September 1999, the Company exchanged all of the outstanding SAR for stock options with the same exercise prices and vesting dates and cancelled its SAR plans. To account for this exchange, for the year ended December 31, 1999, the Company simultaneously incurred non-cash compensation expense of $1,254,000 as a component of selling and administrative expense and non-cash income of $2.6 million from the elimination of the related SAR liability. Additionally, the Company incurred a $381,000 non-cash charge to deferred expenses for rights that had not vested as of December 31, 1999.

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

                Deferred income taxes reflect the net tax effects at an effective tax rate of 40% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred tax asset as of December 31, 2000 and 1999 are as follows (000's omitted):

	2000	1999
Deferred tax assets:
Operating loss carryforwards	$40,684	$27,388
Differences between book and tax basis of property	635	1,561
Deferred compensation	8,496	83,978
	49,815	112,927
Deferred tax liabilities:
Differences between book and tax basis of property	(477)	(305)

	49,338	112,622
Valuation Allowance	(49,338)	(112,622)

Net deferred tax asset	$—	$—

                The increase (decrease) in the valuation allowance for the years ended December 31, 2000, and 1999, respectively was approximately ($63.2) million $91.5 million, respectively. There was no provision or benefit for federal income taxes as a result of the net operating loss carryforwards in the current year.

                Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability. In the event of an ownership change, we would not be able use our pre-ownership–change net operating losses in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term federal rate.

                At December 31, 2000 and 1999, the Company had Federal net operating loss (“NOL”) carryovers of approximately $115.2 and $77.5 million, respectively. These carryovers will expire between the years 2001 and 2020. There may be some limitation on the use of these net operating loss carryforwards under the Internal Revenue Code Section 382 ownership change rules.

                During 2000, the Company entered into an investment that created a foreign subsidiary called Digital ADCO International. Although there are currently no material tax implications, the investment may result in an income tax liability that is not limited by the Company's existing NOL.

9.  Retirement Plan

                The Company sponsors a 401(k) savings plan for employees who have completed at least one full year of service. The Company has a policy of matching employee 401(k) deferrals, dollar for dollar, up to the first 5% of the participating employee’s annual compensation. Percentage vesting of the matching contributions is based on an employee’s term of service with the Company, starting at 20% for employees with more than two years of service, and increasing ratably to 100% for employees with more than six years of service. To date, the Company has made all such contributions in the form of its common stock. In 2000, 1999 and 1998, the Company contributed the common stock equivalent of $247,275, $154,565 and $132,162 respectively.

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

11.  Concentration of Credit Risk

                Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. Concentrations of risk with respect to trade receivables exist because of the relatively few companies or other organizations with which the Company currently does business. The Company attempts to limit these risks by closely monitoring the credit of those to whom it is contemplating providing its products, and continuing such credit monitoring activities and other collection activities throughout the payment period. In certain instances, the Company will further minimize concentrations of credit risks by requiring partial advance payments for the products provided. The Company’s temporary cash investments consist of investments with high quality financial institutions.

Included in accounts receivable at December 31, 2000 were receivables to one customer that accounted for 32% of such balance.  Included in accounts receivable at December 31, 1999 were receivables to two customers that accounted for 22% and 20% , respectively of such balance.

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

                Individual customers accounted for more than 10% of the Company’s revenues during the years ended 2000, 1999, and 1998. For the year ended December 31, 2000, one individual customer accounted for 23% of sales. For the year ended December 31, 1999, two individual customers accounted for the following percentages of sales: 11%, and 12%. For the year ended December 31, 1998, two individual customers accounted for the following percentages of sales: 12% and 35%.

                Information concerning the Company’s business segments in 2000, 1999, and 1998 is as follows:

	2000	1999	1998

Revenues

Digital Television	$—	$—	$—
Enhanced Media	8,016,453	2,909,642	1,625,139
Total	$8,016,453	$2,909,642	$1,625,139

Depreciation & Amortization
Digital Television	$1,675,434	$891,729	$763,241
Enhanced Media	1,183,473	565,466	231,324
Unallocated corporate	1,048,724	660,901	563,151
Total	$3,907,631	$2,118,096	$1,557,716

Interest Income /(Expense)
Digital Television	$(29,229)	$(1,014,617)	$(850,770)
Enhanced Media	4,709	15,872	14,048
Unallocated corporate	7,466,830	420,358	94,403
Total	$7,442,310	$(578,387)	$(742,319)

Net Income/(Loss) before extraordinary item
Digital Television	$(8,864,572)	$(6,203,020)	$(5,273,173)
Enhanced Media	(14,146,874)	(8,069,935)	(3,695,231)
Unallocated corporate	176,515,218	(220,601,316)	(14,373,939)
Total	$153,503,772	$(234,875,271)	$(23,342,343)

Capital Expenditures
Digital Television	$4,219,555	$2,030,469	$947,710
Enhanced Media	2,490,859	3,179,536	443,190
Unallocated corporate	6,683,747	6,110,909	618,495
Total	$13,394,161	$11,320,914	$2,009,395

Total Assets
Digital Television	$17,010,470	$6,244,009	$4,708,444
Enhanced Media	83,127,887	6,000,980	1,377,728
Unallocated corporate	135,370,223	16,739,389	7,646,773
Total	$235,508,580	$28,984,378	$13,732,945

14.  Investments

                In 2000, the Company entered into various strategic equity investments in privately held companies that operate in its industry. At December 31, 2000, the investments are stated at cost, aggregating $3,250,000. We do not exercise effective control or significant influence over operations for any of these strategic equity investments. The Company wrote off an investment totaling $750,000 during 2000, which is recorded in selling and administrative expenses.

                The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation (“Livewire”) (formerly known as Todd AO Corporation), entered into a joint marketing venture “HyperTV with Livewire” on April 13, 2000. HyperTV with Livewire uses ACTV’s patented HyperTV convergence technology to combine the emotive power of television with the interactivity of the Internet, and provides turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value–added services for advertisers, television programmers, studios and networks.

                The Company received a warrant (“Livewire Warrant”) to acquire 2,500,000 shares of Livewire at $30 per share in connection with entering into the joint marketing agreement. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights, and may be exercised until March 31, 2015. With certain exceptions, the warrant is not transferable. The Company has recorded an investment and deferred revenue in the amount of $76,016,175, the estimated value of the warrant at April 13, 2000. The estimated value of the warrant was $17,300,000 at December 31, 2000. The Company estimated the value of the warrant using the Black–Scholes pricing model with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. For accounting purposes, the Company will periodically estimate the value of the warrant. Any change in estimated value attributable to shares that are both exercisable and are expected to become registered within one year were to be recorded through increases or decreases in Other Comprehensive Income, however, this accounting will change once the Company adopts SFAS 133, (see Note 2). The deferred income recorded by the Company is being amortized into income over a period of 21 years, the contractual term of the joint marketing venture.

15.  Executive Compensation

                For the years ended December 31, 2000 and 1999, the Company incurred $6.9 million and $3.1 million, respectively, of compensation expense in connection with an executive bonus plan. Pursuant to this plan, supplemental compensation is measured as of March 31, and is based on changes in the market value of our common stock. Payment is made in unregistered securities, and future compensation to be recognized is contingent on continued employment of the executive and subject to forfeiture.

16.  Supplemental Disclosure of Cash Flow Information

                The consolidated financial statements for the years ended  December 31, 2000, 1999, and 1998 reflect non-cash activity that relate to stock appreciation rights, notes and stock issued in lieu of cash compensation, preferred stock accretions and revenue in connection with the Livewire Warrant.

                The Company made no cash payments of interest or income taxes during the year ended December 31, 1998. During the years ended December 31, 2000 and 1999, the Company made cash interest payments of $204,976 and $739,263, respectively, primarily related to the $5.0 million original fair value note, and no cash payments of income tax.

17.  Digital ADCO

                We record minority interest resulting from Digital ADCO. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband Communications Sector, we licensed five of our patents to Digital ADCO, and Motorola Broadband Communications Sector licensed six of its patents and made a capital commitment to Digital ADCO. On September 6, 2000, Digital ADCO, Inc., a subsidiary of ACTV, Inc. and General Instrument Corporation, a subsidiary of Motorola Broadband Communications Sector, announced the completion of a direct minority investment by OpenTV Corp. Digital ADCO, Inc. and OpenTV Corp. have joined to create a new subsidiary named SpotOn International Ltd to license and exploit Digital ADCO’s technology outside the U.S., Canada and Mexico. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, Digital ADCO International was formed to license and distribute products and services outside of North America and other western hemisphere countries. Digital ADCO, Inc.’s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. All of Digital ADCO’s issued and outstanding shares are presently held by three investors. Open TV currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband Communications Sector, the co-founders of Digital ADCO, own the issued and outstanding Class B common shares. ACTV, Inc. currently owns 45.9% of Digital ADCO, and exercises voting control.

                For the periods ended December 31, 2000 and 1999, we allocated income (losses) in the amount of $(1,622,597) and $588, respectively, from Digital ADCO to Motorola Broadband Communications Sector and OpenTV.

18.  Subsequent Event

                During March 2001, the Company acquired all of the assets and business of Intellocity, Inc., (“Intellocity”) a technology and engineering solutions provider focusing on the interactive television market. The Company acquired Intellocity for 4,007,890 shares of the Company’s common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of the Company’s common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. The Company could make an additional payment of up to1.5 million shares and options contingent upon Intellocity achieving certain performance targets for the year ended December 31, 2001. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock, which range over 4 years. The acquisition will be accounted for under the purchase method of accounting in the first quarter of 2001.

19.  Quarterly Results (Unaudited)

The following is a summary of the unaudited selected quarterly  results for which all adjustments necessary for a fair presentation of each period were included.  As discussed in Note 20, the results of operations for the years ended December 31, 2000 and 1999 have been restated.

(Dollars in 000’s Except Per Share Data	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)
2000
Statement of Operations
Revenues	$1,393	$1,393	$1,655	$1,655	$2,794	$2,794	$2,174	$2,174

Operating (loss)/income	(6,313)	33,269	(9,675)	84,899	(10,436)	(6,534)	(15,931)	32,684

(Loss)/income before minority interest and extraordinary item	(5,407)	34,176	(7,477)	87,098	(8,224)	(4,322)	(13,806)	34,808

Net (loss)/income	(5,236)	34,346	(8,580)	85,994	(7,617)	(3,715)	(13,147)	35,468

(Loss)/income applicable to common stockholders	(5,236)	34,346	(8,580)	85,994	(7,617)	(3,715)	(13,147)	35,468

(Loss)/income per common share
Basic
Before extraordinary item	$(0.12)	$0.76	$(0.14)	$1.73	$(0.15)	$(0.07)	$(0.26)	$0.69
Extraordinary item	—	—	(0.03)	(0.03)	—	—	—	—
After extraordinary item	$(0.12)	$0.76	$(0.17)	$1.70	$(0.15)	$(0.07)	(0.26)	0.69

Diluted
Before extraordinary item	$(0.12)	$0.76	$(0.14)	$1.48	$(0.15)	$(0.07)	$(0.26)	$0.62
Extraordinary item	—	—	(0.03)	(0.02)	—	—	—	—
After extraordinary item	$(0.12)	$0.76	$(0.17)	$1.46	$(0.15)	$(0.07)	$(0.26)	$0.62

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)	(As previously reported)	(As Restated)
1999
Statement of Operations
Revenues	$570	$570	$557	$557	$604	$604	$1,179	$1,179

Operating loss	(7,436)	(35,047)	(6,357)	(16,976)	(4,534)	(6,421)	(7,626)	(175,852)

Net loss	(8,098)	(35,231)	(6,589)	(17,191)	(4,607)	(6,494)	(7,732)	(175,959)

Loss applicable to common stockholders	(8,098)	(35,709)	(6,589)	(17,208)	(4,607)	(6,494)	(7,732)	(175,959)

Basic and diluted loss per common share	$(0.25)	$(1.11)	$(0.16)	$(0.43)	$(0.11)	$(0.16)	$(0.18)	$(4.17)

Note the effect of stock options or convertible preferred stock on the calculation of loss per common share would be anti-dilutive for the year ended December 31, 1999.

20.  Restatement

                Subsequent to the issuance of the Company’s 2000 consolidated financial statements, the Company determined that stock options granted to certain employees should be accounted for as variable plan stock options.  Accordingly, the Company has restated its financial statements to reflect the application of variable stock option accounting to the affected stock option awards.  The changes resulted in the recording of additional stock-based compensation of $1.28 million and $208.3 million for the years ended December 31, 1998 and 1999 and a reversal of substantially all of such stock-based compensation expense ($186.7 million) in the year ended December 31, 2000.  This change has no impact of the Company’s previously reported cash flows and no material balance sheet impact.  The cumulative effect of the change on years prior to 1998 was not material.

A summary of the significant effects of the restatement is as follows:

	December 31,
	2000		1999
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet Items:

Other current assets	$4,402,541	$3,758,935	$1,589,430	$1,133,414
Notes receivable from stock sales	—	643,606	—	456,016
Additional paid-in-capital	273,605,573	297,073,713	116,448,332	326,589,837
Accumulated deficit	(138,215,417)	(161,683,557)	(100,922,031)	(311,063,536)

	For The Years Ended December 31,
	2000		1999		1998
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation expense/(income)	$—	$(186,673,365)	—	$208,343,386	—	$1,278,189

(Loss)/income from operations	(42,355,260)	144,318,105	(25,952,910)	(234,296,296)	(15,893,197)	(17,171,386)

(Loss)/income before minority interest, preferred stock dividend, and extraordinary items	(34,912,950)	151,760,415	(26,531,297)	(234,874,683)	(16,635,516)	(23,342,343)

Net (loss)/income applicable to common stockholders	(34,580,732)	152,092,633	(27,026,316)	(234,875,271)	(22,543,327)	(23,821,516)

(Loss)/income per common share:
Basic
Before extraordinary item	$(0.67)	$3.10	$(0.70)	$(6.11)	$(1.04)	$(1.10)
Extraordinary item	(0.03)	(0.03)	—	—	—	—
Net (loss)/income	$(0.70)	3.07	$(0.70)	$(6.11)	(1.04)	$(1.10)

Diluted
Before extraordinary item	$(0.67)	$2.53	$(0.70)	$(6.11)	$(1.04)	$(1.10)
Extraordinary item	(0.03)	(0.02)	—	—	—	—
Net (loss)/income	$(0.70)	$2.51	$(0.70)	$(6.11)	(1.04)	$(1.10)

14.(a)2.  Financial Statement Schedule

                The following Financial Statement Schedule for the years ended December 31, 2000, December 31, 1999, and December 31, 1998 is filed as part of this Annual Report.

                Schedule II—Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	Column B	Column C		Column D	Column E
Year ended 12/31/98:
Accounts receivable allowance for doubtful accounts	$43,188	—	—	$43,188	—
Year ended 12/31/99:
Accounts receivable allowance for doubtful accounts	$—	—	—	—	—
Year ended 12/31/00:
Accounts receivable allowance for doubtful accounts	$—	$68,600	—	$48,600	$20,000

                During 1999, there were no changes to either the accounts receivable allowance or investment loss reserve. Uncollectable accounts receivables in the amount of $43,188 were written off  in 1998.

                SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 5th day of April 2002.

ACTV, INC.
Registrant

/s/ David Reese
David Reese
Chairman, Chief Executive Officer and Director

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Reese	Chairman, Chief Executive Officer and Director	April 5, 2002
David Reese

/s/ Christopher C. Cline	Senior Vice President and Chief Financial Officer	April 5, 2002
Christopher C. Cline

/s/ Day L. Patterson	Executive Vice President, General Counsel and Secretary	April 5, 2002
Day L. Patterson

/s/ William C. Samuels	Director	April 5, 2002
William C. Samuels

/s/ John C. Wilcox	Director	April 5, 2002
John C. Wilcox

/s/ Michael J. Pohl	Director	April 5, 2002
Michael J. Pohl

INDEX TO EXHIBITS

                                                (a)           3.  EXHIBITS (inapplicable items omitted):

Exhibits
2.1	Agreement and Plan of Merger dated March 7, 2001, between ACTV, Inc. and Intellocity, Inc. #
3.1(a)	Restated Certificate of Incorporation of ACTV, Inc. *
3.1(b)	Amendment to Certificate of Incorporation of ACTV, Inc. **
3.1(c)	Deleted.
3.1(d)	Amendment to Certificate of Incorporation of ACTV, Inc. ##
3.1(e)	Amended and Restated Certificate of Incorporation of ACTV, Inc. #
3.2	By-Laws of ACTV, Inc. *
3.2(a)	Amended By-Laws of ACTV, Inc. #
9.1	Deleted.
9.2	Deleted.
10.1	Deleted.
10.2	Form of 1989 Employee Incentive Stock Option Plan. *
10.3	Form of Amendment No. 1 to 1989 Employee Incentive Stock Option Plan. *
10.4	Form of 1989 Employee Non-qualified Stock Option Plan. *
10.5	Form of Amendment No. 1 to 1989 Employee Non-qualified Stock Option Plan. *
10.8	1996 Non-qualified Stock Option Plan. ****
10.9	1992 Stock Appreciation Rights Plan. ****
10.10	1996 Stock Appreciation Rights Plan. ****
10.11	Deleted ? replaced by 10.40
10.12	Deleted ? replaced by 10.41
10.13	Deleted ? replaced by 10.42
10.14	Master Programming License Agreement dated December 2, 1996, by and between ACTV, Inc. and Liberty/Fox Sports, LLC. ****
10.15	Enhancement License Agreement dated December 4, 1996, by and between ACTV, Inc. and Prime Ticket Networks, L.P., d/b/a Fox Sports West. ++, ****
10.16	Enhancement License Agreement dated February 28, 1997, by and between ACTV, Inc. and ARC Holding, Ltd., d/b/a Fox Sports Southwest. ++, ****
10.17	Agreement dated March 30, 1995 between General Instrument Corporation and ACTV, Inc.***
10.18	Deleted.
10.19	Deleted.
10.21(a)	Deleted.
10.21(b)	Deleted.
10.21(c)	Option Agreement dated September 29, 1995 between ACTV, Inc. and Richard H. Bennett. ***
10.21(d)	Assignment dated September 29, 1995 between ACTV, Inc. and Richard H. Bennett. ***
10.21(e)	Deleted ? replaced by 10.44(a).
10.21(f)	Deleted.
10.21(h)	Deleted ? replaced by 10.44(b).
10.21(j)	Deleted ? replaced by 10.44(c).
10.22	Deleted ? expired.
10.23(a)	Deleted ? replaced by 10.43(a).
10.23(b)	Deleted ? replaced by 10.43(b).
10.23(c)	Deleted ? replaced by 10.43(c).
10.23(d)	Deleted.
10.23(e)	Deleted.
10.23(f)	Deleted.
10.23(g)	Deleted.
10.24(a)	Deleted.
10.24(b)	Deleted.
10.24(c)	Deleted.
10.24(d)	Deleted.
10.24(e)	Deleted.
10.25(a)	Stock Option Agreement by and between ACTV Entertainment, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.25(b)	Stock Option Agreement by and between ACTV Entertainment, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998. +
10.25(c)	Deleted.
10.26(a)	Stock Option Agreement by and between Florida Individualized Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(b)	Stock Option Agreement by and between Northwest Individualized Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(c)	Stock Option Agreement by and between New York Individualized Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(d)	Stock Option Agreement by and between San Francisco Individualized Television Network, Inc. and William Samuels dated June 3, 1997 and amended January 14, 1998. +
10.26(e)	Stock Option Agreement by and between Los Angeles Individualized Television Network, Inc. and William Samuels dated March 14, 1997 and amended January 14, 1998. +
10.26(f)	Deleted.
10.26(f)1	Deleted.
10.26(g)	Stock Option Agreement by and between Florida Individualized Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(h)	Stock Option Agreement by and between Northwest Individualized Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(i)	Stock Option Agreement between New York Individualized Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(j)	Stock Option Agreement between San Francisco Individualized Television Network, Inc. and David Reese dated June 3, 1997 and amended January 14, 1998. +
10.26(k)	Stock Option Agreement between Los Angeles Individualized Television Network, Inc. and David Reese dated March 14, 1997 and amended January 14, 1998. +
10.26(l)	Deleted.
10.26(l)1	Deleted.
10.27	Deleted.
10.28	Deleted.
10.29	Deleted.
10.30	Deleted ? replaced by 10.45
10.31	Deleted ? replaced by 10.46
10.32	The Los Angeles Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Los Angeles Individualized Television Network, Inc. +
10.33	The San Francisco Individualized Television Network, Inc. Sublicense Agreement dated January 1, 1989 between ACTV Entertainment and The San Francisco Individualized Television Network, Inc. +
10.34	The Texas Individualized Television Network, Inc. Sublicense Agreement dated March 14, 1997 between ACTV Entertainment and The Texas Individualized Television Network, Inc. +
10.35	The Los Angeles Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The Los Angeles Individualized Television Network, Inc. +
10.36	The San Francisco Individualized Television Network, Inc. Service Agreement dated January 1, 1998 between ACTV, Inc., ACTV Entertainment and The San Francisco Individualized Television Network, Inc. +
10.37	The Texas Individualized Television Network, Inc. Service Agreement dated March 14, 1997 between ACTV, Inc., ACTV Entertainment and The Texas Individualized Television Network, Inc. +
10.38	Deleted.
10.39	Deleted.
10.40	Deleted ? superceded by 10.40.2
10.41.1	Deleted ? superceded by 10.40.2.
10.40.2	Employment agreement dated as of August 1, 1995, as amended January 18, 2001, between ACTV, Inc. and William Samuels. #
10.41	Deleted ? superceded by 10.41.1.
10.41.1	Employment agreement dated as of August 1, 1995, as amended October 6, 1999, between ACTV, Inc. and David Reese. ++++
10.42	Deleted ? superceded by 10.42.2.
10.42.1	Deleted ? superceded by 10.42.2.
10.42.2	Employment agreement dated as of August 1, 1995, as amended January 18, 2001, between ACTV, Inc. and Bruce Crowley. #
10.43(a)	Deleted ? superceded by 10.51.
10.43(b)	Deleted ? superceded by 10.52.
10.43(c)	Deleted ? superceded by 10.53.
10.44(a)	Deleted ? superceded by 10.44(a)1.
10.44(a)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and William Samuels. ++++
10.44(b)	Deleted ? superceded by 10.44(b)1.
10.44(b)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and David Reese. ++++
10.44(c)	Deleted ? superceded by 10.44(c)1.
10.44(c)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and Bruce Crowley. ++++
10.45	Amended license agreement dated March 8, 1999, between ACTV, Inc. and ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997. +++
10.46	Amended license agreement dated March 8, 1999, between ACTV, Inc. and HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997. +++
10.47	Patent assignment and license agreement between ACTV, Inc. and Earthweb, Inc. dated December 1, 1997. +++
10.48	Deleted
10.48.1	Deleted.
10.49	Deleted.
10.50	Deleted.
10.51	Deleted ? superceded by 10.51.1
10.51.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and William C. Samuels. #
10.52	Deleted ? superceded by 10.52.1
10.52.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and Bruce Crowley. #
10.53	Deleted ? superceded by 10.53.1
10.53.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and David Reese. #
10.54	Lease dated as of December 1, 1999 between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ++++
10.54.1	Lease dated as of December 1, 1999, as amended May 23, 2000, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. #
10.55	2000 Stock Incentive Plan ##
10.56	Cooperative Venture Agreement dated April 13, 2000 by and among HyperTV Networks, Inc., Liberty Livewire LLC, and HyperTV with Livewire, LLC. ###
10.57	Employment agreement dated as of October 1, 2000 between ACTV, Inc. and Kevin M. Liga. #
10.58	Employment agreement dated as of October 1, 2000 between ACTV, Inc. and David D. Alworth #
21	Subsidiaries of the Registrant

*	Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
**	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1993.
***	Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
****	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1996.
*****	Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
******	Incorporated by reference from Form S-3 Registration Statement filed on December 30, 1998.
+	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1997.
++

Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.

+++	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1998.
++++	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1999.
#	Filed herewith
##	Incorporated by reference to ACTV, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 17, 2000.
###	Incorporated by reference to ACTV, Inc.’s amended quarterly report on Form 10Q/A for the quarter ended June 30, 2000