Form 10-Q/A
period 2001-03-31
ACTV INC /DE/
filed 2002-04-11
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                As of May 9, 2001, there were 56,126,581 shares of the registrant’s common stock outstanding.

The amendment No. 1 to Form 10-Q is being filed to give effect to the restatement of the Company's consolidated financial statements as discussed in Note 11 to the consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(As Restated — See Note 11)

	MARCH 31, 2001 (UNAUDITED)	DECEMBER 31, 2000

ASSETS

Current assets:
Cash and cash equivalents	$101,046,645	$122,488,041
Accounts receivable-net	3,550,704	1,182,376
Other	2,687,322	3,758,935
Total current assets	107,284,671	127,429,352

Property and equipment-net	16,061,176	12,628,232

Other assets:
Restricted cash	4,322,400	3,165,368
Investment in warrant	8,548,566	76,016,175
Investments—other	3,250,000	3,250,000
Patents and patents pending	8,086,759	8,053,642
Software development costs	3,872,217	3,328,101
Goodwill	27,143,580	1,362,072
Other	1,000,686	275,638
Total other assets	56,224,208	95,450,996
Total assets	$179,570,055	$235,508,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,494,281	$7,712,857
Deferred revenue	3,885,442	4,032,776
Total current liabilities	7,379,723	11,745,633

Deferred revenue	69,681,497	70,586,450
Minority interest	12,612,521	13,307,131

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 56,056,836 at March 31, 2001, and 51,228,154 at December 31, 2000	5,605,684	5,122,816
Additional paid-in capital	325,690,676	297,073,713
Stockholder loans	(607,696)	(643,606)
Accumulated deficit	(240,792,350)	(161,683,557)
Total stockholders’ equity	89,896,314	139,869,366
Total liabilities and stockholders’ equity	$179,570,055	$235,508,580

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(As Restated—Note 11)

	THREE MONTHS ENDED MARCH 31,

	2001	2000

Revenues	$3,273,442	$1,393,037

Costs and expenses:
Selling, general and administrative expenses	14,089,135	6,888,181
Stock-based compensation expense/(income)	1,302,494	(39,582,207)
Depreciation and amortization	1,419,522	711,537
Amortization of goodwill	418,498	106,593
Total costs and expenses/(income)	17,229,649	(31,875,896)

(Loss) income from operations	(13,956,207)	33,268,933

Interest income	1,620,408	1,167,879
Interest expense	—	(261,305)
Interest-net	1,620,408	906,574

Other expense	8,735,412	—

(Loss)/income before minority interest and cumulative effect of accounting change	(21,071,211)	34,175,507

Minority interest-subsidiaries	694,615	170,450

(Loss)/income before cumulative effect of accounting change	(20,376,596)	34,345,957

Cumulative transition effect of adopting SFAS No. 133	(58,732,197)	—

Net (loss)/income	$(79,108,793)	$34,345,957

Net (loss)/income per share
Basic
Before cumulative effect of accounting change	$(0.39)	$0.76
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—
Basic net (loss)/income per share	$(1.51)	$0.76

Diluted
Before cumulative effect of accounting change	$(0.39)	$0.58
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—
Diluted net (loss)/income per share	$(1.51)	$0.58

Shares used in basic calculations	52,358,579	45,215,172

Shares used in diluted calculations	52,358,579	58,913,757

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(As Restated—Note 11)

	THREE MONTHS ENDED MARCH 31,
	2001	2000

Cash flows from operating activities:
Net (loss)/income	$(79,108,793)	$34,345,957
Adjustments to reconcile net (loss) /income to net cash used in operations:
Cumulative transition effect of adopting SFAS No. 133	58,732,197	—
Change in fair value of warrant	8,735,412
Depreciation and amortization	1,838,019	818,130
Amortization of deferred expenses related to debt financing	—	246,757
Amortization of deferred revenue	(904,953)	—
Deferred revenue	(147,334)	(70,150)
Stock-based compensation	1,302,494	(39,582,207)
Common stock issued in lieu of cash payment	1,767,275	68,219
Minority interest	(694,615)	(170,450)

Changes in assets and liabilities:
Accounts receivable	(1,152,241)	(131,158)
Other assets	(995,571)	(729,066)
Accounts payable and accrued expenses	(4,914,100)	(417,374)
Net cash used in operating activities	(15,542,210)	(5,621,342)

Cash flows from investing activities:
Investment in patents	(182,357)	(68,268)
Investment in property and equipment	(3,804,775)	(560,422)
Investment in software development costs	(747,446)	(270,688)
Strategic investments	(118,460)	—
Net cash used in investing activities	(4,853,038)	(899,378)

Cash flows from financing activities:
Transfer to restricted cash	(1,157,030)	—
Net proceeds from equity financings	74,972	150,256,379
Repayment of stockholder loans	35,910	—
Net cash (used)/provided by financing activities	(1,046,148)	150,256,379

Net (decrease) increase in cash and cash equivalents	(21,441,396)	143,735,659
Cash and cash equivalents, beginning of period	122,488,041	9,413,169
Cash and cash equivalents, end of period	$101,046,645	$153,148,828

SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following schedule provides additional information concerning acquisitions:

FOR THE THREE MONTHS ENDED MARCH 31,2001
Purchase Acquisitions:
Assets acquired (excluding cash)	$2,089,608
Liabilities assumed	2,695,524
Market value of shares issued	27,475,090

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)
(As Restated—Note 11)

	COMMON STOCK		STOCKHOLDER LOAN	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
December 31, 2000	51,228,154	$5,122,816	$(643,606)	$297,073,713	$(161,683,557)	$139,869,366

Issuance of shares in connection with exercise of stock options & warrants	727,833	72,783		2,189	—	74,972

Adjustment in deferred stock compensation				1,302,494		1,302,494

Issuance of shares for services	92,960	9,296		237,979	—	247,275

Issuance of shares in connection with acquisition	4,007,889	400,789		27,074,301	—	27,475,090

Repayment of shareholder loans			35,910			35,910

Net loss	—	—		—	(79,108,793)	(79,108,793)
Balance at March 31, 2001	56,056,836	$5,605,684	$(607,696)	$325,690,676	$(240,792,350)	$89,896,314

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(As Restated—Note 11)

1.             BASIS OF PRESENTATION

                The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

                All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

                These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2000.

                We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                Certain reclassifications have been made to the prior years’ financial statements to conform to the 2001 presentation.

2.             FINANCIAL INSTRUMENTS

                Effective January 1, 2001, ACTV adopted Statement of Financial Accounting Standards No. 133, (“SFAS”) “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation (“Livewire”). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, the Company records subsequent changes in the fair value of this investment in the statement of operations.

                There may be periods with significant non-cash increases or decreases to the Company's net income/loss related to the changes in the fair value of the Livewire investment. The carrying value of the Company's derivative instrument approximates fair value. The fair value of the Livewire investment is determined by reference to underlying market values resulting from trading of Livewire on a national securities exchange and on estimates using the Black-Scholes valuation model.

3.             FINANCING ACTIVITIES

                On February 3, 2000, the Company completed a follow-on offering of 4.6 million common shares, including 0.6 million common shares to cover the over-allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share or $8.28 million, resulting in net proceeds of $28.20 per share, or $129.4 million.

                On March 27, 2000 Liberty Digital, Inc. invested an additional $20 million in the Company, increasing its investment to 16% by exercising a warrant granted in March 1999.

4.             MERGER AND ACQUISITION ACTIVITY

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

                The preliminary estimated fair value of assets acquired and liabilities assumed at the transaction date, amounted to $0.6 million. Goodwill representing the excess cost over the fair value of net assets acquired, was calculated to be $26.2 million and will be amortized over 7 years. The Company is presently completing the review and determination of such fair values. Accordingly, the allocation of the purchase price and the amount of goodwill are subject to revision, which if any, is not expected to be material.

                The following table presents the pro forma results of operations had the acquisition of Intellocity been completed as of January 1, 2000.  The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future.  These pro forma amounts include estimates and assumptions that management believes  are reasonable.

	For the Three Months Ended
	March 31,
	2001	2000
Revenues	$4,489,730	$2,668,408

(Loss)/income before minority interest and cumulative effect of accounting change	$(21,918,915)	$34,637,111

(Loss)/income before cumulative effect of accounting change	$(21,224,300)	$34,807,561

Net(loss)/income	$(79,956,497)	$34,807,561

Basic
(Loss)/income per share before cumulative effect of accounting change	(0.25)	0.72
Cumulative effect of accounting change	$(1.11)	$—
Basic (loss)/income per share	$(1.36)	$0.72

Diluted
(Loss)/income per share before cumulative effect of accounting change	(0.25)	0.72
Cumulative effect of accounting change	$(1.11)	—
Diluted (loss)/income per share	$(1.36)	$0.72

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

                The following table sets forth the certain combined amounts of the previously reported separate results of the companies.

	For the Three Months Ended March 31, 2000
	ACTV	Bottle Rocket	Combined
Revenues	840,237	552,800	1,393,037
Income/(loss) before minority interest and cumulative effect of accounting change	34,749,397	(573,890)	34,175,507

Net income/(loss)	34,919,847	(573,890)	34,345,957

5.             MINORITY INTEREST

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

                For the three months ended March 31, 2001 and 2000, we allocated losses in the amount of $694,615 and $170,450, respectively from Digital ADCO to Motorola Broadband and OpenTV.

6.             SEGMENT INFORMATION  (As Restated—See Note 11)

                We have two principal business segments, the Digital Television segment and the Enhanced Media segment.

                Information concerning our business segments for the three months ending March 31, 2001 and 2000 are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,

	2001	2000
REVENUES
Digital Television	$723,316	$—
Enhanced Media	2,550,126	1,393,037
Total	$3,273,442	$1,393,037

DEPRECIATION & AMORTIZATION
Digital Television	$689,001	$424,377
Enhanced Media	418,715	248,678
Unallocated Corporate	730,304	145,075
Total	$1,838,020	$818,130

INTEREST INCOME (EXPENSE)
Digital Television	$114,158	$(249,882)
Enhanced Media	2,807	5,141
Unallocated corporate	1,503,443	1,151,315
Total	$1,620,408	$906,574

NET (LOSS)/INCOME
Digital Television	$(1,832,434)	$(1,784,361)
Enhanced Media	(2,736,374)	(2,582,901)
Unallocated corporate	(74,539,985)	38,713,219
Total	$(79,108,793)	$34,345,957

CAPITAL EXPENDITURES
Digital Television	$1,882,375	$315,565
Enhanced Media	256,515	564,390
Unallocated corporate	2,595,688	19,423
Total	$4,734,578	$899,378

BALANCE SHEET ACCOUNTS AS OF	MARCH 31,2001	DECEMBER 31, 2000
CURRENT ASSETS
Digital Television	$9,297,065	$7,787,543
Enhanced Media	2,687,800	2,287,617
Unallocated corporate	95,299,806	117,354,192
Total	$107,284,671	$127,429,352

TOTAL ASSETS
Digital Television	17,265,491	$12,158,284
Enhanced Media	83,255,378	6,358,607
Unallocated corporate	79,049,186	216,991,689
Total	$179,570,055	$235,508,580

7.             EXECUTIVE COMPENSATION

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

8.             INVESTMENT IN WARRANT

                The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation (“Livewire”) (formerly known as Todd AO Corporation), entered into a joint marketing venture “HyperTV(R) with Livewire” on April 13, 2000. HyperTV with Livewire uses ACTV’s patented HyperTV convergence technology to combine the emotive power of television with the interactivity of the Internet, and provides turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

                The Company received a warrant (“Livewire Warrant”) to acquire 2,500,000 shares of Livewire at $30 per share in connection with entering into the joint marketing agreement. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights, and may be exercised until March 31, 2015. With certain exceptions, the warrant is not transferable. The Company previously has recorded an investment and deferred revenue in the amount of $76,016,175, the estimated value of the warrant at April 13, 2000. The estimated fair value of the warrant was $8.6 million at March 31, 2001. The Company estimated the fair value of the warrant using the Black-Scholes pricing model with a risk free rate of 5.5%, a volatility of 139% and assuming no cash dividends. The investment is now accounted for under SFAS No. 133 (See Note 2). The deferred income recorded by the Company is being amortized into income over a period of 21 years, the contractual term of the joint marketing venture.

9.             NET (LOSS)/INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss)/income per share:

	Three Months Ended
	March 31, 2001	March 31, 2000
Numerator:
(Loss)/income before cumulative effect of accounting change	$(20,376,596)	$34,345,957
Cumulative transition effect of adopting SFAS No. 133	(58,732,197)	—
Net (loss)/income	$(79,108,793)	$34,345,957

Denominator:
Basic weighted-average shares outstanding	52,358,579	45,215,172
Weighted-average options outstanding	—	13,698,585
Diluted weighted average shares outstanding	52,358,579	58,913,757

Net (loss)/income per share
Basic
Before cumulative effect of accounting change	$(0.39)	$0.76
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—
Basic net (loss)/income per share	$(1.51)	$0.76
Diluted
Before cumulative effect of accounting change	$(0.39)	$0.58
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—
Diluted net (loss)/income per share	$(1.51)	$0.58

10.          SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES

                For the three months ended March 30, 2000 we recorded a deferred expense of $1,520,000 for stock-based compensation.

                The Company recorded non-cash stock-based compensation expense in connection with vested variable options of $1,302,494 for the three months ended March 31, 2001 and a reduction in stock-based compensation expense in the amount of $39,582,207 for the three months ended March 31, 2000.

                We also recorded revenue of $904,954 during the quarter ended March 31, 2001 relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 8).

11.          Restatement

                Subsequent to the issuance of the Company's 2000 consolidated financial statements, the Company determined that stock options granted to certain employees should be accounted for as variable plan stock options.  Accordingly, the Company has restated its financial statements to reflect the application of variable stock option accounting to the affected stock option awards.  The changes resulted in the recording of stock-based compensation expense of $1.3 million for the three months ended March 31, 2001 and a credit of $39.6 million of stock-based compensation for the period ended March 31, 2000.

                In addition, subsequent to the issuance of the Company's 2001 first quarter 10-Q, the Company determined that the investment in Livewire qualified as a derivative under SFAS No. 133. Accordingly, the Company has restated its financial statements to reflect the adoption of SFAS No. 133 to the Livewire investment. The adoption resulted in the recording of a cumulative transition adjustment of $58.7 million in the first quarter of 2001 and additional expense of $8.7 million related to the change in fair value of the underlying investment for the three month period ended March 31, 2001.

A summary of the significant effects of the restatement is as follows:

	As of March 31, 2001
	As Previously Reported	As Restated
Other current assets	$3,295,218	$2,687,322
Investment in warrant	76,016,175	8,548,566
Stockholder loans	—	(607,696)
Additional paid-in-capital	300,920,042	325,690,676
Accumulated deficit	(148,554,107)	(240,792,350)

	For the Three Months Ended March 31,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation expense/(income)	$—	$1,302,494	$—	$(39,582,207)

(Loss)/income from operations	(12,653,713)	(13,956,207)	(6,313,274)	33,268,933
Other income (expense)	—	(8,735,412)	—	—
(Loss)/income before cumulative effect of accounting change	(10,338,690)	(20,376,596)	(5,236,250)	34,345,957
Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)	—	—
Net (loss)income	$(10,338,690)	$(79,108,793)	$ `(5,236,250)	$34,345,957

Net (loss)/income per share:

Basic
Before cumulative effect of accounting change	$(0.20)	$(0.39)	$(0.12)	$0.76
Cumulative effect of adopting SFAS No. 133	—	(1.12)	—	—
Basic net (loss)/income per share	$(0.20)	$(1.51)	$(0.12)	$0.76
Diluted
Before cumulative effect of accounting change	$(0.20)	$(0.39)	$(0.12)	$0.58
Cumulative effect of adopting SFAS No. 133	—	(1.12)	—	—
Diluted net (loss)/income per share	$(0.20)	$(1.51)	$(0.12)	$0.58

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward–looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See “Special Note Regarding Forward–Looking Statements” for further information about forward–looking statements. Management’s Discussion and Analysis of Finanicial Condition and Results of Operations presented gives effect to the restatement of our previously reported results of operations for these periods.  See Note 11 to the consolidated financial statements for a discussion of this matter.

We are a digital media company that provides technical and creative services, tools and proprietary applications for digital television and enhanced media. We have two operating business segments, which we call Digital TV and Enhanced Media.

                We have developed a range of services, products and proprietary technologies for each of these business segments. ACTV’s Digital TV segment provides applications and technical and creative services to television distributors, advertisers, programmers and digital TV infrastructure companies, as they move from analog to digital systems. In addition, our Digital TV technologies enable television programmers and advertisers to create individualized programming for digital television transmission systems. We believe that these technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity, and for the delivery of games through the Internet. For the Enhanced Media market, we provide technology and services for synchronizing the delivery of television programming and Internet content.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                REVENUES. During the three-month period ended March 31, 2001, our revenues increased 135%, to $3,273,442, compared with $1,393,037 in the three-month period ended March 31. The increase is the result of higher sales of Enhanced Media software and services and sales of Digital TV software and technical and creative services. All of our revenues in the first quarter of 2000 were derived from sales of Enhanced Media software and services.

                TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses increased approximately 10.5% in the first quarter of 2001, to $14,089,135, from $6,888,181 in the first quarter of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent quarter, as we built the infrastructure to become a full-service digital media company.

                STOCK-BASED COMPENSATION.  Stock-based compensation expense was $1.3 million for the three months ended March 31, 2001 compared with a credit to stock-based compensation expense of $39.6 million for the three months ended March 31, 2000.  The Company records a charge or credit to stock-based compensation expense based on increases and decreases in the market value of the Company's common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment.

                DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 125% in the first quarter of 2001, to $1,838,020, from $818,130 in the first quarter of 2000. The increase was due to higher amortization expense related to our investment in software development, additional goodwill amortization arising from the purchase of Intellocity and higher depreciation expense related to a larger base of capital equipment and leasehold improvements.

                OTHER INCOME/(EXPENSE). Other income/(expense) is the change in fair value of an investment in warrant which is now accounted for as a derivative instrument after adoption of SFAS No. 133 and the application of its requirements. For the three months ended March 31, 2001, the Company recorded a decrease in the value of the warrant of $8.7 million.

                INTEREST (EXPENSE)/INCOME - NET. Interest income in first quarter of 2001 was $1,620,408, compared with $1,167,879 in the first quarter of 2000. The increase was the result of higher average cash balances during the more recent quarter. In February 2000, we raised approximately $129.4 million in net proceeds from a public follow-on offering. We incurred no interest expense in the first quarter of 2001, compared to interest expense of $261,305 in the first quarter of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

                CUMULATIVE TRANSITION EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 2001, ACTV adopted SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The  provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation (“Livewire”). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to the Company's net income/loss as a result of the changes in fair value of the Livewire investment.

                NET (LOSS)/INCOME APPLICABLE TO COMMON STOCKHOLDERS. For the three months ended March 31, 2001, our net loss applicable to common stockholders was $79,108,793 or $1.51 per basic and $1.51 per diluted share, compared to net income of $34,345,957 or $0.76 per basic and $0.58 per diluted share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

                Since our inception, we have not generated revenues sufficient to fund our operations, and have incurred operating losses.  Through March 31, 2001, we had an accumulated deficit of $240.8 million.  Our cash position on March 31, 2001 was $101.0 million, compared with $122.5 million on December 31, 2000.

Net Cash Used In Operating Activities.  During the three month period March 31, 2001, we used cash of $15.5 million for operations, compared with $5.6 million for the three months ended March 31, 2000.  The increase in net cash used by operating activities principally relates to higher operating losses and increased working capital uses.

Net cash Used In Investing Activities and Capital Expenditures.  For the three month period ended March 31, 2001, we used cash for investing activities of $4.9 million, compared with $0.9 million, for the three months ended March 31, 2000.  The increase in cash used in investing activities is due in part to acquisitions of $3.8 million in property and equipment and increased capital expenditures for the development of interactive TV products.

Net Cash (used in) Provided By Financing Activities.  We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000.  Through a group of underwriters, we sold total of $4.6 million common shares, resulting in net proceeds of $129.4 million.  In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV invested $10 million in our digital ADCO subsidiary.

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

                During April 2000, the Company received a warrant to acquire 2,500,000 shares of Liberty Livewire Corporation ("Livewire"), a publicly traded company.  The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015.  The warrant is not transferable, except in certain circumstances.  The Company previously estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends.  The estimated fair value of the warrant at March 31, 2001 was approximately $8.5 million, using similar assumptions.  As of January 1, 2001 the change in fair value in the investment in warrant was recorded to the statement of operations as the Company adopted SFAS No. 133.  The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire.  The Company does not currently expect to exercise or register shares in the coming year.

                The Company records stock-based compensation expense based on increases and decreases in the market price of the Company's common stock above the exercise price of certain employee options, which are subject to variable option accounting treatment.  To the extent that the Company has a stock-based compensation obligation at the beginning of a given reporting period, the Company will recognize a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for the Company's stock at the end of the period.  The obligation will increase as the market price for the Company's common stock increases at the end of a reporting period.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

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

11 Computation of Net (loss)/income per share - See Note 9

(b)	Reports on Form 8-K: None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, INC.
Registrant

Date:	April 10, 2002	/s/ David Reese
David Reese
Chairman, Chief Executive Officer
and Director

Date:	April 10, 2002	/s/ Christopher C. Cline
Christopher C. Cline
Chief Financial Officer
(principal financial and accounting officer)