Form 10-Q/A
period 2001-06-30
ACTV INC /DE/
filed 2002-04-12
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 9, 2001, there were 56,430,009 shares of the registrant’s common stock outstanding.

The amendment No. 1 to Form 10-Q is being filed to give effect to the restatement of the Company's consolidated financial statements as discussed in Note 12 to the consolidated financial statements.

Item 1.    Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(As Restated — See Note 12)

	June 30, 2001	December 31, 2000
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$86,826,944	$122,488,041
Accounts receivable-net	3,927,428	1,182,376
Other	1,755,564	3,758,935
Total current assets	92,509,936	127,429,352

Property and equipment-net	17,098,576	12,628,232

Other assets:
Restricted cash	4,231,646	3,165,368
Investment in warrant	21,504,263	76,016,175
Investments-other	8,348,889	3,250,000
Patents and patents pending	8,318,322	8,053,642
Software development costs	5,085,992	3,328,101
Goodwill	26,101,272	1,362,072
Other	1,453,260	275,638
Total other assets	75,043,644	95,450,996
Total assets	$184,652,156	$235,508,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,450,705	$7,712,857
Deferred revenue	4,171,080	4,032,776
Total current liabilities	11,621,785	11,745,633

Deferred revenue	68,776,544	70,586,450
Minority interest	11,793,364	13,307,131

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 56,418,049 at June 30, 2001 and 51,228,154 at December 31, 2000	5,641,805	5,122,816
Additional paid-in capital	320,794,253	297,073,713
Stockholder loans	(1,311,065)	(643,606)
Accumulated deficit	(232,664,530)	(161,683,557)
Total stockholders’ equity	92,460,463	139,869,366
Total liabilities and stockholders’ equity	$184,652,156	$235,508,580

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(As Restated — See Note 12)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$4,226,452	$1,655,176	$7,499,894	$3,048,213

Costs and expenses:
Selling, general administrative	12,657,243	10,470,710	26,746,378	17,357,549
Depreciation and amortization	1,466,813	753,054	2,886,335	1,464,591
Amortization of goodwill	1,042,308	106,593	1,460,806	213,186
Stock-based compensation (income)/expense	(4,121,649)	(94,574,110)	(2,819,155)	(134,156,317)
Total expenses/(income)	11,044,715	(83,243,753)	28,274,364	(115,120,991)

(Loss)/income from operations	(6,818,263)	84,898,929	(20,774,470)	118,169,204

Interest income	1,171,229	2,213,145	2,791,638	3,381,024
Interest expense	—	(14,527)	—	(275,832)

Interest-net	1,171,229	2,198,618	2,791,638	3,105,192

Other income/(expense)	12,955,697	—	4,220,285	—

Income/(loss) before minority interest, extraordinary item and cumulative effect of accounting change	7,308,663	87,097,547	(13,762,547)	121,274,396

Minority interest	819,157	307,446	1,513,771	477,896

Income/(loss) before extraordinary item and cumulative effect of accounting change	$8,127,820	$87,404,993	$(12,248,776)	$121,752,292
Extraordinary loss on early extinguishment of debt	—	(1,411,139)	—	(1,411,139)
Cumulative transition effect of adopting SFAS No. 133	—	—	(58,732,197)	—

Net income/(loss)	$8,127,820	$85,993,854	$(70,980,973)	$120,341,153

Income/(loss) per share:

Basic
Income/(loss) before extraordinary item and cumulative effect of accounting change	$0.15	$1.73	$(0.23)	$2.54
Extraordinary item	—	(0.03)	—	(0.03)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.08)	—
Basic net income/(loss) per share	$0.15	$1.70	$(1.31)	$2.51

Diluted
Income/(loss) before extraordinary item and cumulative effect of accounting change	$0.14	$1.48	$(0.23)	$2.00
Extraordinary item	—	(0.02)	—	(0.02)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.08)	—
Diluted net income/(loss) per share	$0.14	$1.46	$(1.31)	$1.98

Shares used in basic calculations	55,916,619	50,606,978	54,147,428	47,935,824

Shares used in diluted calculations	60,107,307	58,867,573	54,147,428	60,991,246

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(As Restated — See Note 12)

	For the Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net (loss)/income	$(70,980,973)	$120,341,153
Adjustments to reconcile net (loss)/income to net cash used in operations:
Cumulative transition effect of adopting SFAS No. 133	58,732,197	—
Change in fair value of warrant	(4,220,285)	—
Depreciation and amortization	4,347,141	1,677,777
Deferred compensation - other	75,000	306,000
Stock-based compensation	(2,819,155)	(134,156,317)
Amortization of deferred revenue	(1,809,906)	—
Common stock issued in lieu of cash payment	1,767,275	1,520,000
Deferred revenue	138,304	(140,743)
Minority interest	(1,513,771)	(477,897)

Changes in assets and liabilities:
Accounts receivable	(1,528,965)	(106,403)
Other assets	(2,097,101)	(2,158,213)
Accounts payable and accrued expenses	(957,675)	283,195
Net cash used in operating activities	(20,867,914)	(12,911,448)
Cash flows from investing activities:
Investment in patents	(567,499)	(228,201)
Investment in property and equipment	(5,892,035)	(1,925,533)
Investment in software development costs	(2,192,252)	(452,733)
Strategic investments	(5,217,349)	(3,750,000)
Net cash used in investing activities	(13,869,135)	(6,356,467)
Cash flows from financing activities:
Retirement of debt — net	—	(4,266,095)
Transfer to restricted cash	(1,066,278)	—
Net proceeds from subsidiary equity transactions	—	1,549,900
Net proceeds from equity financings	106,320	148,458,270
Repayment of stockholders loans	35,910	—
Net cash (used)/provided by financing activities	(924,048)	145,742,075
Net (decrease) increase in cash and cash equivalents	(35,661,097)	126,474,160
Cash and cash equivalents, beginning of period	122,488,041	9,413,169
Cash and cash equivalents, end of period	$86,826,944	$135,887,329

Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning acquisitions:

For the Six Months Ended June 30, 2001
Retirement of Common Stock:	$1,520,000
Purchase Acquisitions:
Assets acquired (excluding cash)	2,089,071
Liabilities assumed	2,695,524
Market value of shares issued	27,475,090

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(As Restated — See Note 12)

	Common Stock		Stockholder Loans	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	51,228,154	$5,122,816	$(643,606)	$297,073,713	$(161,683,557)	$139,869,366

Issuance of shares in connection with exercise of stock options & warrants	1,278,446	127,844		728,475	—	856,319

Adjustment to deferred stock compensation				(2,819,155)		(2,819,155)

Issuance of shares for services	92,960	9,296		237,979	—	247,275

Issuance of shares in connection with acquisition	4,007,889	400,789		27,074,301	—	27,475,090

Retirement of common stock	(189,400)	(18,940)		(1,501,060)	—	(1,520,000)

Issuance of shareholder loan			(667,459)			(667,459)

Net loss	—	—	—	—	(70,980,973)	(70,980,973)

Balance at June 30, 2001	56,418,049	$5,641,805	$(1,311,065)	$320,794,253	$(232,664,530)	$92,460,463

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(As Restated — See Note 12)

1.        Basis of Presentation

The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10–K/A for the year ended December 31, 2000.

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2001 presentation.

2.        Financial Instruments

Effective January 1, 2001, ACTV adopted Statement of Financial Accounting Standards ("SFAS") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138 ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, those warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, the Company records subsequent changes in the fair value of this investment in the statement of operations.

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

On February 3, 2000, the Company completed a follow–on offering of 4.6 million common shares, including 0.6 million common shares to cover the over–allotments of our underwriters, Credit Suisse First Boston, Bear Stearns & Co. Inc., Lehman Brothers, and Salomon Smith Barney. The 4.6 million total common shares were priced to the public at $30 per share, for total gross proceeds of $138 million. We paid underwriting discounts and commissions of $1.80 per share, or $8.28 million, resulting in net proceeds of $28.20 per share, or $129.4 million.

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

The preliminary estimated fair value of assets acquired and liabilities assumed at the transaction date amounted to $0.6 million.  Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.2 million and will be amortized over 7 years.  (See Note 11)  The Company is presently completing the review and determination of such fair values.  Accordingly, the allocation of the purchase price and the amount of goodwill are subject to revision, which if any, is not expected to be material.

The following table presents the proforma results of operations had the acquisition of Intellocity been completed as of January 1, 2000. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future.  These pro forma amounts include estimates and assumptions that management believes are reasonable.

	For the Six Months Ended June 30, 2000
	2001	2000
Revenues	$8,698,313	$6,442,926

(Loss)/income before minority interest, extraordinary item and cumulative effect of accounting change	$(14,610,251)	$120,592,463

(Loss)/income before extraordinary item and cumulative effect of accounting change	$(13,096,480)	$121,070,359

Net (loss)/income	$(71,828,677)	$119,659,220

Basic
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.24)	$2.25
Extraordinary item	—	(0.03)
Cumulative effect of accounting change	(1.04)	—
Basic (loss)/income per share	$(1.28)	$2.22

Diluted
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.24)	2.25
Extraordinary item	—	(0.03)
Cumulative effect of accounting change	(1.04)	—
Diluted (loss)/income per share	$(1.28)	$2.22

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

The following table sets forth the certain combined amounts of the previously reported separate results of the companies.

	For the Six Months Ended June 30, 2000
	ACTV	Bottle Rocket	Combined
Revenues	$1,902,656	$1,145,557	$3,048,213

Income/(Loss) before minority interest, extraordinary item and cumulative effect of accounting change	$122,353,948	$(1,079,552)	$121,274,396

Income/(Loss) before extraordinary item and cumulative effect of accounting change	$122,831,844	$(1,079,552)	$121,752,292

Net Income/(Loss)	$121,420,705	$(1,079,552)	$120,341,153

5.                         Minority Interest

We record minority interest resulting from Digital ADCO.  Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband.  Digital ADCO develops applications for the delivery of addressable advertising.  Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO.  During August 2000, Open TV made a capital contribution and contributed patents on a non-exclusive basis to Digitial ADCO.  Additionally, Digital ADCO International is being formed to license and distribute products and services outside of North America and other western hemisphere countries.  Digital ADCO, Inc.'s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share.  All of Digitial ADCO's issued and outstanding shares are presently held by three investors.  Open TV currently owns the issued and outstanding Class A common shares.  ACTV, Inc. and Motorola Broadband, the co-founders of Digital ADCO, own the issued and outstanding Class B common shares.  ACTV, Inc. currently owns 45.9% of Digital ADCO and exercises voting control of the venture.

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

6.             Segment Information (As Restated — Note 12)

We have two principal business segments; Digital Television and Enhanced Media.  Information concerning our business segments for the three and six months ending June 30, 2001 and 2000 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Digital Television	$1,820,097	$—	$2,549,413	$—
Enhanced Media	2,406,355	1,655,176	4,950,481	3,048,213
Total	$4,226,452	$1,655,176	$7,499,894	$3,048,213

Depreciation & Amortization
Digital Television	$688,244	$339,369	$1,377,245	$657,154
Enhanced Media	405,597	268,227	824,312	516,904
Unallocated Corporate	1,415,280	252,051	2,145,584	503,719
Total	$2,509,121	$859,647	$4,347,141	$1,677,777

Interest Income (Expense)
Digital Television	$73,787	$8,078	$187,945	$(241,803)
Enhanced Media	490	(3,713)	3,298	1,428
Unallocated Corporate	1,096,952	2,194,253	2,600,395	3,345,567
Total	$1,171,229	$2,198,618	$2,791,638	$3,105,192

Net Income/(Loss)
Digital Television	$(1,667,007)	$(3,218,004)	$(3,499,440)	$(5,001,023)
Enhanced Media	(2,212,320)	(2,800,929)	(4,948,693)	(5,383,829)
Unallocated Corporate	12,007,147	92,012,787	(62,532,840)	130,726,005
Total	$8,127,820	85,993,854	$(70,980,973)	120,341,153

Capital Expenditures
Digital Television	$320,095	$981,906	$2,202,470	$1,297,471
Enhanced Media	692,798	551,210	949,313	1,115,600
Unallocated Corporate	2,209,195	173,975	5,500,003	193,398
Total	$3,222,088	$1,707,091	$8,651,786	$2,606,469

Balance Sheet Accounts

	June 30,	December 31,
	2001	2000
Current Assets
Digital Television	$8,674,604	$10,290,068
Enhanced Media	3,975,640	2,382,673
Unallocated Corporate	79,859,692	114,756,611
Total	$92,509,936	$127,429,352

Total Assets
Digital Television	16,919,383	$17,010,470
Enhanced Media	84,830,420	83,127,887
Unallocated Corporate	82,902,353	135,370,223
Total	$184,652,156	$235,508,580

7.        Executive Compensation

For each of the six-month periods ended June 30, 2001 and June 30, 2000, we incurred executive incentive compensation expense of $2.3 million.  This expense is related to an executive incentive compensation provision, now cancelled, which was based on changes in the market value of our common stock and paid in unregistered securities.  The compensation recognized was contingent on continued employment of the executive and subject to forfeiture.

8.        Investment in Warrant

The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation (“Livewire”) in April 2000 entered into a joint marketing venture, “HyperTV with Livewire.” HyperTV with Livewire received the non-exclusive right to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value–added services for advertisers, television programmers, studios and networks.

In connection with entering into the joint marketing agreement, the Company received a warrant to acquire 2,500,000 shares of Livewire at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, vests ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The Company previously recorded an investment and deferred revenue in the amount of $76.0 million, the estimated fair value of the warrant at the time the agreement was executed. The Company estimated the value of the warrant using the Black–Scholes pricing model. Using similar methodology, the estimated value of the warrant at June 30, 2001 was $21.5 million. The Company is currently in the process of renegotiating the joint market agreement with Livewire and expects to finalize a renegotiated agreement during the third quarter of 2001.  As a result, the Company may be required to make adjustments to the carrying value of the investment in warrant, deferred revenue, or of both during the third quarter of this year. (See Note 2)

The Company periodically estimates the value of the warrant using the Black Scholes model. The deferred revenues recorded by the Company are being amortized into revenue over a period of 21 years, the contractual term of the joint marketing venture.

9.        Supplemental Disclosure of Non-cash Activities

For the six-month period ended June 30, 2000 we recorded a deferred expense of $1.5 million relating to the unamortized portion of incentive compensation paid in common stock.

The Company  recorded  a reversal of non-cash deferred stock-based compensation expense in connection with vested variable stock options of  $2.8 million and $134.2 million, respectively for the six months months ended June 30, 2001 and 2000.

10. NET INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss)/income per share:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Numerator:
Income/(loss) before extraordinary item and cumulative effect of accounting change	$8,127,820	$87,404,993	$(12,248,776)	$121,752,292
Extraordinary loss on early extinguishment of debt	–	(1,411,139)	–	(1,411,139)
Cumulative transition effect of adopting SFAS No. 133	–	–	(58,732,197)	–
Net income/(loss)	8,127,820	85,993,854	(70,980,943)	120,341,153

Demoninator
Basic weighted-average shares outstanding	55,916,619	50,606,978	54,147,428	47,935,824
Weighted-average options outstanding	4,190,688	8,260,595	—	13,055,422
Diluted weighted average shares outstanding	60,107,307	58,867,573	54,147,428	60,991,246

Net income/(loss) per share
Basic
Before extraordinary item and cumulative effect of accounting change	$0.15	$1.73	$(0.23)	$2.54
Extraordinary item	–	(0.03)	–	(0.03)
Cumulative transition effect of adopting SFAS No. 133	–	–	(1.08)	–
Basic net income/(loss) per share	$0.15	$1.70	$(1.31)	$2.51

Diluted
Before extraordinary item and cumulative effect of accounting change	$0.14	$1.48	$(0.23)	$2.00
Extraordinary item	–	(0.02)	–	(0.02)
Cumulative transition effect of adopting SFAS No. 133	–	–	(1.08)	–
Diluted net income/(loss) per share	$0.14	$1.46	$(1.31)	$(1.98)

11.     Recently Issued Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of  SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Goodwill is currently being amortized at approximately $4.2 million annually. The Company has not yet completed its analysis of the new pronouncements and has not yet determined what effects the new pronouncements will have on its financial statements.

12.          Restatement

Subsequent to the issuance of the Company's 2000 consolidated financial statements, the Company determined that stock options granted to certain employees should be accounted for as variable plan stock options.  Accordingly, the Company has restated its financial statements to reflect the application of variable stock option accounting to the affected stock option awards.  The changes resulted in the credit to stock-based compensation expense of $4.1 million and $94.6 million, respectively, for the three months ended June 30, 2001 and 2000 and $2.8 million and $134.2 million, respectively, for the six months ended June 30, 2001 and 2000.

                In addition, subsequent to the issuance of the Company's 2001 second quarter 10-Q, the Company determined that the investment in Livewire qualified as a derivative under SFAS No. 133. Accordingly, the Company has restated its financial statements to reflect the adoption of SFAS No. 133 to the Livewire investment. The adoption resulted in the recording of a cumulative transition adjustment of $58.7 million in the first quarter of 2001 and additional credit of $13 million and $4.2 million related to the change in fair value of the underlying investment for the three month and six month periods ended June 30, 2001, respectively.

A summary of the significant effects of the restatement is as follows:

	As of June 30, 2001
	As Previously Reported	As Restated
Other current assets	$3,066,629	$1,755,564
Investment in warrant	76,016,175	21,504,263
Stockholder loan	—	(1,311,065)
Additional paid-in-capital	300,145,267	320,794,253
Accumulated deficit	(157,503,632)	(232,664,530)

	For the Three Months Ended June 30,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation expense/(income)	—	(4,121,649)	—	(94,574,110)
(Loss)/income from operations	(10,939,912)	(6,818,263)	(9,675,181)	84,898,929
Other income/(expense)	—	(12,955,697)	—	—
Loss/(income) before extraordinary item and cumulative effect of accounting change	(8,949,526)	8,127,820	(7,169,117)	87,404,993
Net (loss)/income	(8,949,526)	8,127,820	(8,580,256)	85,993,854

Net (loss)/income per share
Basic
Before extraordinary item	$(0.16)	$0.15	$(0.14)	$1.73
Extraordinary item	—	—	(0.03)	(0.03)
Basic net (loss)/income per share	$(0.16)	$0.15	$(0.17)	$1.70

Diluted
Before extraordinary item	$(0.16)	$0.14	$(0.14)	$1.48
Extraordinary item	—	—	(0.03)	(0.02)
Diluted net (loss)/income per share	$(0.16)	$0.14	$(0.17)	$1.46

	For the Six Months Ended June 30,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation (income)/expense	–	(2,819,155)	–	(134,156,317)
(Loss)/income from operations	(23,593,624)	(20,774,470)	(15,987,113)	118,169,204
Other income/(expense)	—	4,220,285	—	—
(Loss)/income before extraordinary item and cumulative effect of accounting change	(19,288,215)	(12,248,776)	(12,404,024)	121,752,292
Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)	—	—
Net/(loss) income	(19,288,215)	(70,980,973)	(13,815,163)	120,341,153

Net (loss)/income per share
Basic
Before extraordinary item and cumulative effect of accounting change	$(0.36)	$(0.23)	$(0.26)	$2.54
Extraordinary item	—	—	(0.03)	(0.03)
Cumulative transition effect of adopting SFAS No. 133	—	(1.08)	—	—
Basic net (loss)/income per share	$(0.36)	$(1.31)	$(0.29)	$2.51

Diluted
Before extraordinary item and cumulative effect of accounting change	$(0.36)	$(0.23)	$(0.26)	$2.00
Extraordinary item	—	—	(0.03)	(0.02)
Cumulative transition effect of adopting SFAS No. 133	—	(1.08)	—	—
Diluted net (loss)/income per share	$(0.36)	$(1.31)	$(0.29)	$1.98

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

                                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion together with our consolidated financial statements and related notes included elsewhere and incorporated by reference. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward–looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See “Special Note Regarding Forward–Looking Statements” for further information about forward–looking statements. Management’s Discussion and Analysis of Finanicial Condition and Results of Operations presented gives effect to the restatement of our previously reported results of operations for these periods.  See Note 12 to the consolidated financial statements for a discussion of this matter.

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

Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased approximately 21% in the second quarter of 2001, to $12.7 million, from $10.5 million in the second quarter of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent quarter.

Stock-Based Compensation.  Stock-based compensation expense was credited $4.1 million for the three months ended June 30, 2001, as compared to a credit of stock-based compensation expense of $94.6 million for the three months ended June 30, 2001.  The Company records a charge or credit to stock-based compensation expense based on increases in the market value of the Company's common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment.

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

Interest — Net. Interest income in second quarter of 2001 was $1.2 million, compared with $2.2 million in the second quarter of 2000. The decrease was the result of lower average cash balances during the more recent quarter. In February 2000, we raised approximately $129.4 million in net proceeds from a public follow-on offering. We incurred no interest expense in the second quarter of 2001, compared to interest expense of $14,527 in the second quarter of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

Other Income/(Expense). Other income(expense) is the change in fair value of the investment in warrant which is now accounted for as a derivative instrument after the adoption of SFAS No. 133, and the application of its requirements.  For the three months ended June 30, 2001, the Company recorded an increase in the value of the warrant of $13 million.

Net (Loss)/Income Before Extraordinary Item.  For the three months ended June 30, 2001, our net loss applicable to common stockholders was $8.1 million, or $0.15 per basic and $0.14 per diluted share, compared to the net income of $87.4 million, or $1.73 per basic share and $1.48 per diluted share, for the three months ended June 30, 2000.

Net (Loss)/Income. For the three months ended June 30, 2001, our net income after extraordinary loss was $8.1 million, or $0.15 per basic and $0.14 diluted share, compared to net income of $86.0  million, or $1.70 per basic share and $1.46 per diluted share, for the three months ended June 30, 2000.  The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000.  The extraordinary loss includes a prepayment premium of $0.4 million, and the unamortized original issue discount and deferred issue costs of $0.8  million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Comparison of Six-Month Periods Ended June 30, 2001 and June 30, 2000

Revenues. During the six-month period ended June 30, 2001, our revenues increased 142%, to $7.5 million, compared with $3.1 million in the six-month period ended June 30, 2000. In the more recent period, Enhanced Media licensing and services accounted for two-thirds of our revenue, with Digital TV professional and technical services providing the remaining third. In last year’s six-month period, all of our revenues were derived from Enhanced Media licensing and services.

Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased approximately 53% in the first half of 2001, to $26.7 million, from $17.4 million in the first half of 2000. The increase was principally the result of increased sales, marketing, product development, staffing and facilities expense during the more recent period.

Stock-Based Compensation.  Stock-based compensation expense was credited $2.8 million for the six months ended June 30, 2001, compared to a credit of compensation expense of $134.2 million for the six months ended June 30, 2000.  The Company records a charge or credit to compensation expense based on increases or decreases in the market value of the Company's common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment.

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

Interest  — Net. Net interest income in first half of 2001 was $2.8 million, compared with $3.1 million in the first half of 2000. The decrease was the result of lower average cash balances during the six months ended June 30, 2001. In February 2000, we raised approximately $129.4 million in net proceeds from a public follow-on offering. We incurred no interest expense in the first half of 2001, compared to interest expense of $0.3 million in the first half of 2000. The interest expense for the 2000 quarter relates to a $5 million original face value note redeemed in May 2000, which was issued by a subsidiary of ours in January 1998.

Other Income/(Expense). Other income(expense) is the change in fair value of the investment in warrant which is now accounted for as a derivative after adoption of SFAS No. 133 and the application of its requirements.  For the six months ended June 30, 2001, the Company recorded an increase in the value of the warrant of $4.2 million.

Net (Loss)/Income Before Extraordinary Item.  For the six months ended June 30, 2001, our net loss applicable to common stockholders was $12.2 million, or $0.23 per basic and diluted share, compared to the net income of $121.8 million, or $2.54 per basic share and $2.00 per diluted share, for the six months ended June 30, 2000.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138 ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value.  This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to the Company's net income/loss pertaining to the Livewire investment.

Net (Loss)/Income. For the six months ended June 30, 2001, our net loss after extraordinary loss was $71.0 million, or $1.31 per basic and diluted share, compared to the net income of  of $120.3 million, or $2.51 per basic share and $1.97 per diluted share, for the six months ended June 30, 2000.  The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000.  The extraordinary loss includes a prepayment premium of $0.4 million, and the unamortized original issue discount and deferred issuance costs of $0.8 million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Liquidity and Capital Resources

Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through June 30, 2001, we had an accumulated deficit of approximately $232.7 million. Our cash position on June 30, 2001 was $86.8 million, compared to $122.5 million on December 31, 2000.

Net Cash Provided By Operating Activities. During the six months ended June 30, 2001, we used $20.8 million in cash for operations, compared with $12.9 million for the six months ended June 30, 2000. The increase in net cash used by operating activities in the six-month period ended June 30, 2001, as compared to the same period the previous year, was principally due to increased operating and selling, general and administrative expenses.

Net Cash Used In Investing Activities and Capital Expenditures.  With regard to investing activities, in the six months ended June 30, 2001, we used cash of $13.9 million, compared to $6.4 million in the six months ended June 30, 2000. The increase in the more recent period is due to greater investments in equipment and leasehold improvements, software development and strategic equity investments.

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

The Series A Convertible Preferred Stock is convertible into common stock of Playboy.com on a one-to-one basis, and may be redeemed at the holder’s option, after five years, and has customary anti-dilution provisions. Holders of the Series A Convertible Preferred Stock will receive a non-cumulative 8% per annum dividend.

If Playboy.com is unable to pay the redemption price for the Series A Convertible Preferred Stock, a holder can require payment by Playboy Enterprises, Inc. In this event, Playboy Enterprises, Inc. has the option of making such payment in cash or in shares of its common stock.

Net Cash Used In Financing Activities.  With regard to financing activities, in the six months ended June 30, 2001, we used cash of $0.9 million, compared to $145.7 provided by financing activities in the six months ended June 30, 2000. The cash used in the more recent period was comprised of a $2 million loan made to Intellocity in advance of our purchase of that company, and the assignation of $1.1 million for the guarantee of letters of credit required under a facilities lease. Cash provided by financing activities of $150.0 million in the six months ended June 30, 2000 related to a public follow-on offering completed in February 2000, the exercise of a warrant in March 2000, and a partial payment for the sale of shares in our Digital ADCO subsidiary. We used cash of $4.3 million in the six months ended June 30, 2000 for the retirement of debt.

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

During April 2000, the Company received a warrant to acquire 2,500,000 shares of Liberty Livewire Corporatoin ("Livewire"), a publicly traded company.  The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015.  The warrant is not transferable, except in certain circumstances.  The Company previously estimated the fair value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends.  The estimated fair value of the warrant at June 30, 2001 was $21.5 million, using similar assumptions.  The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire.  The Company does not currently expect to exercise or register shares in the coming year.

The Company records stock-based compensation expense based on increases and decreases in the market price of the Company's common stock above the exercise price of certain employee options, which are subject to variable option accounting treatment.  To the extent that the Company has a stock-based compensation obligation at the beginning of a given reporting period, the Company will recognize a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for the Company's stock at the end of the period.  The deferred obligation will increase as the market price for the Company's common stock increases at the end of a reporting period.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc., and ESPN, Inc. in December, 2000, which action alleges that the defendants' "Enhanced TV" system synchronizing a web site application to, amongst others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs' patents.  That action is continuing in the U.S. District Court, Southern District of New York.

Item 2.            Changes in Securities

Not applicable

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Stockholders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8–K

(a)       Exhibits

11      Computation of net (loss)/income per share — See Note 10

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