Form 10-Q/A
period 2001-09-30
ACTV INC /DE/
filed 2002-04-12
CIK 854152

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

The amendment No. 1 to Form 10Q is being filed to give effect to the restatement of the Company's consolidated financial statements as discussed in Note 13 to the consolidated financial statements.

Item 1.            Financial Statements

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(As Restated- See Note 13)

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,917,573	$122,488,041
Accounts receivable-net	2,215,672	1,182,376
Other	6,944,901	3,758,935
Total current assets	85,078,146	127,429,352

Property and equipment-net	6,963,338	12,628,232

Other assets:
Restricted cash	4,196,827	3,165,368
Investment in warrant	16,255,355	76,016,175
Investments-other	8,348,887	3,250,000
Patents and patents pending	8,177,815	8,053,642
Software development costs	5,830,127	3,328,101
Goodwill	25,232,493	1,362,072
Other	1,365,553	275,638
Total other assets	69,407,057	95,450,996
Total assets	$161,448,541	$235,508,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,350,972	$7,712,857
Deferred revenue	4,057,348	4,032,776
Total current liabilities	8,408,320	11,745,633

Deferred revenue	67,871,591	70,586,450
Minority interest	10,862,786	13,307,131

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,864,480 at September 30, 2001 and 51,228,154 at December 31, 2000	5,586,448	5,122,816
Additional paid-in capital	311,527,843	297,073,713
Stockholder loans	(533,608)	(643,606)
Accumulated deficit	(242,274,839)	(161,683,557)
Total stockholders’ equity	74,305,844	139,869,366
Total liabilities and stockholders’ equity	$161,448,541	$235,508,580

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated- See Note 13)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Revenues	$3,259,379	$2,794,433	$10,759,273	$5,842,646

Costs and expenses:
Selling, general and administrative expenses	9,631,781	12,260,151	36,378,161	29,617,598
Stock-based compensation income	(8,580,695)	(3,902,019)	(11,399,850)	(138,058,336)
Depreciation and amortization	1,595,440	863,787	4,481,775	2,328,378
Amortization of goodwill	1,058,082	106,593	2,518,888	319,779
Restructuring charge	5,610,100	—	5,610,100	—
Total expenses/(income)	9,314,708	9,328,512	37,589,074	(105,792,581)

(Loss)/income from operations	(6,055,329)	(6,534,079)	(26,829,801)	111,635,227

Interest income	763,350	2,225,659	3,554,989	5,602,064
Interest expense	—	(13,407)	—	(284,619)
Interest-net	763,350	2,212,252	3,554,989	5,317,445

Other income/(expense)	(5,248,908)	—	(1,028,623)	—

(Loss)/income before minority interest, extraordinary item and cumulative effect of accounting change	(10,540,887)	(4,321,827)	(24,303,435)	116,952,672

Minority interest	930,579	606,822	2,444,350	1,084,719

(Loss)/income before extraordinary item and cumulative effect of accounting change	(9,610,308)	(3,715,005)	(21,859,085)	118,037,391

Extraordinary loss on early extinguishment of debt	—	—	—	(1,411,139)
Cumulative transition effect of adopting SFAS No. 133	—	—	(58,732,197)	—
Net (loss)/income	$(9,610,308)	$(3,715,005)	$(80,591,282)	$116,626,252

Net (loss)/income per share:
Basic
(Loss)/income before extraordinary item and cumulative effect of accounting change	$(0.17)	$(0.07)	$(0.40)	$2.40
Extraordinary item	—	—	—	(0.03)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.07)	—
Basic (loss)/income per share	$(0.17)	$(0.07)	$(1.47)	$2.37

Diluted
(Loss)/income before extraordinary item and cumulative effect of accounting change	$(0.17)	$(0.07)	$(0.40)	$1.91
Extraordinary item	—	—	—	(0.02)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.07)	—
Diluted net (loss)/income per share	$(0.17)	$(0.07)	$(1.47)	$1.89

Shares used in basic calculations	55,851,828	50,743,722	54,721,804	49,274,794

Shares used in diluted calculations	55,851,828	50,743,722	54,721,804	61,739,619

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(As Restated- See Note 13)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss)/income	$(80,591,282)	$116,626,252
Adjustments to reconcile net (loss)/income to net cash used in operations:
Cumulative transition effect of adopting SFAS No. 133	58,732,197	—
Change in fair value of warrant	1,028,623	—
Depreciation and amortization	7,000,663	2,648,157
Deferred compensation — other	75,000	306,000
Stock-based compensation	(11,399,850)	(138,058,336)
Amortization of deferred revenue	(2,714,859)	(904,954)
Common stock issued in lieu of cash payment	1,767,275	3,040,000
Minority interest	(2,444,350)	(1,084,719)
Non-cash portion of restructuring charge	4,246,991	—

Changes in assets and liabilities:
Accounts receivable	73,111	(423,807)
Other assets	(1,766,143)	(5,539,109)
Accounts payable and accrued expenses	(3,256,349)	800,872
Deferred revenue	24,572	(515,231)
Net cash used in operating activities	(29,224,401)	(23,104,875)
Cash flows from investing activities:
Investment in patents	(588,319)	(411,622)
Purchases of property and equipment	(7,610,143)	(3,878,463)
Investment in software development costs	(3,124,043)	(700,436)
Strategic investments	(5,217,350)	(3,750,000)
Net cash used in investing activities	(16,539,855)	(8,740,521)
Cash flows from financing activities:
Retirement of debt — net	—	(4,566,095)
Transfer to restricted cash	(1,031,459)	—
Net proceeds from subsidiary equity transactions	—	11,549,900
Net proceeds from equity financings	115,249	150,124,973
Repayment of stockholder loans	109,998	—
Net cash (used) provided by financing activities	(806,212)	157,108,778

Net (decrease) increase in cash and cash equivalents	(46,570,468)	125,263,382
Cash and cash equivalents, beginning of period	122,488,041	9,413,170
Cash and cash equivalents, end of period	$75,917,573	$134,676,552

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

ACTV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(As Restated- See Note 13)

	Common Stock
	Shares	Amount	Stockholder Loans	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2000	51,228,154	$5,122,816	$(643,606)	$297,073,713	$(161,683,557)	$139,869,366
Issuance of shares in connection with exercise of stock options & warrants	1,309,046	130,904	—	734,343	—	865,247
Adjustment in deferred stock compensation	—	—	—	(11,399,850)	—	(11,399,850)
Issuance of common stock for 401(k) plan	92,960	9,296	—	237,979	—	247,275
Issuance of shares in connection with acquisition	4,007,889	400,789	—	27,074,301	—	27,475,090
Repayment of stockholder loans	—	—	109,998	—	—	109,998
Retirement of common stock	(773,569)	(77,357)	—	(2,192,643)	—	(2,270,000)
Net loss	—	—	—	—	(80,591,282)	(80,591,282)
Balance at September 30, 2001	55,864,480	$5,586,448	$(553,608)	$311,527,843	$(242,274,839)	$74,305,844

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 20001

(As Restated- See Note 13)

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

2.        Financial Instruments

Effective January 1, 2001, ACTV adopted SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, the Company records subsequent changes in the fair value of this investment in the statement of operations.

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

The Company completed a review and determination of such fair values in the third quarter of 2001.  The fair value of assets acquired and liabilities assumed amounted to approximately $0.8 million.  Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.4 million and is being amortized over 7 years. (See Note 12)

The following table presents the combined results of operations on a pro forma basis had the acquisition of Intellocity been completed as of January 1, 2000. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future. These pro forma amounts include estimates and assumptions that management believes are reasonable.

	For the Nine Months Ended September 30,
	2001	2000

Revenue	$12,219,874	$11,880,316

(Loss)/income before minority interest, extraordinary item and cumulative effect of accounting change	$(25,151,139)	$115,126,008

(Loss)/income before extraordinary item and cumulative effect of accounting change	$(22,706,789)	$116,350,985

Net (loss)/income	$(81,438,986)	$114,939,846

Basic
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.41)	$2.10
Extraordinary item	—	(0.07)
Cumulative effect of accounting change	(1.05)	—
Basic (loss)/income per share	$(1.46)	$2.03

Diluted
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.41)	$2.10
Extraordinary item	—	(0.07)
Cumulative effect of accounting change	(1.05)	—
Diluted (loss)/income per share	$(1.46)	$2.03

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

The following table sets forth the certain combined amounts of the previously reported separate results of the companies.

	For the Nine Months Ended September 30, 2000
	ACTV	Bottle Rocket	Combined
Revenues	$4,040,129	$1,802,517	$5,842,646

Income/(loss) before minority interest, extraordinary item and cumulative effect of accounting change	118,498,820	(1,546,148)	116,952,672

Income/(loss) before extraordinary item and cumulative effect of accounting change	119,583,539	(1,546,148)	118,037,391

Net income/(loss)	$118,172,400	$(1,546,148)	$116,626,252

5.                         Minority Interest

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

6.        Segment Information  (As Restated- See Note 13)

We have two principal business segments; Digital Television and Enhanced Media.  Information concerning our business segments for the three and nine months ending September 30, 2001 and 2000 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues
Digital Television	$833,039	$—	$3,382,452	$—
Enhanced Media	2,426,340	2,794,433	7,376,821	5,842,646
Total	$3,259,379	$2,794,433	$10,759,273	$5,842,646

Depreciation & Amortization
Digital Television	$782,952	$419,675	$2,160,197	$1,076,829
Enhanced Media	390,481	271,401	1,214,793	788,304
Unallocated Corporate	1,480,089	279,304	3,625,673	783,024
Total	$2,653,522	$970,380	$7,000,663	$2,648,157

Interest Income (Expense) — net
Digital Television	$42,578	$71,665	$230,524	$(170,138)
Enhanced Media	1,440	(3,365)	4,737	(1,936)
Unallocated Corporate	719,332	2,143,952	3,319,727	5,489,519
Total	$763,350	$2,212,252	$3,554,988	$5,317,445

Net (Loss)/Income
Digital Television	$(2,521,811)	$(1,908,412)	$(6,021,249)	$(6,909,436)
Enhanced Media	(61,071,530)	(3,025,312)	(66,020,226)	(8,409,037)
Unallocated Corporate	53,983,033	1,218,719	(8,549,807)	131,944,725
Total	$(9,610,308)	$(3,715,005)	$(80,591,282)	$116,626,252

Capital Expenditures
Digital Television	$778,426	$1,380,096	$2,980,897	$2,677,566
Enhanced Media	217,337	380,115	1,166,649	1,495,715
Unallocated Corporate	1,674,956	623,843	7,174,959	817,240
Total	$2,670,719	$2,384,054	$11,322,505	$4,990,521

	September 30, 2001	December 31, 2000
Current Assets
Digital Television	$5,059,132	$10,290,068
Enhanced Media	3,957,604	2,382,673
Unallocated Corporate	76,061,410	114,756,611
Total	$85,078,146	$127,429,352

Total Assets
Digital Television	13,295,700	$17,010,470
Enhanced Media	24,844,613	83,127,887
Unallocated Corporate	123,308,228	135,370,223
Total	$161,448,541	$235,508,580

7.        Executive Compensation

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

8.        Investment in Warrant

The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation (“Livewire”) in April 2000 entered into a joint marketing venture, “HyperTV with Livewire.” HyperTV with Livewire received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value–added services for advertisers, television programmers, studios and networks.

In connection with entering into the joint marketing agreement, the Company received a warrant to acquire 2,500,000 shares of Livewire common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, vests ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The Company previously recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated fair value of the warrant (using the Black–Scholes pricing model) at the time the agreement was executed. Using similar methodology, the estimated value of the warrant at September 30, 2001 was $16.3 million. The investment is now accounted for under SFAS No. 133, (See Note 2.) The deferred revenue recorded by the Company is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing venture.

9.        Corporate Restructuring

During the third quarter 2001, the Company completed certain restructuring initiatives, which contributed to a 21% reduction in selling, general and administrative expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.  The restructuring charge totaled $5.6 million and related to the surrender of real estate leases and employee severance expenses.  The restructuring charge includes a non-cash expense totaling $4.2 million, which is the net effect of the write-off of property and equipment for abandoned leased office space and the reversal of the straight-line rent recorded for the leased office space. Also included is approximately $1.5 million for employee severance expenses, of which $1.3 million was paid in cash during the nine-month period ended September 30, 2001.

10.      Supplemental Disclosure of Non-Cash Activities

For each of the nine-months ended September 30, 2001 and 2000 we recorded deferred expense of $1.5 million and $3.0 million, respectively, relating to the unamortized portion of the executive incentive compensation paid in common stock.

The Company recorded  a reduction in non-cash stock-based compensation expense in connection with vested variable stock options of  $11.4 million and $138.1 million, respectively for the nine months ended September 30, 2001 and 2000.

We also recorded revenue of $2.7 million and $0.9 million during the nine-month periods ended September 30, 2001 and 2000, respectively, relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 8).

11.      Net (Loss)/Income Per Share

           The following table sets forth the computation of basic and diluted (loss)/income per share.

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Numerator:
(Loss)/income before extraordinary item and cumulative effect of accounting change	$(9,610,308)	$(3,715,005)	$(21,858,085)	$118,037,391
Extraordinary loss on early extinguishment of debt	—	—	—	(1,411,139)
Cumulative transition effect of adopting SFAS No. 133	—	—	(58,732,197)	—
Net (loss) income	$(9,610,308)	$(3,715,005)	$(80,591,282)	$116,626,252

Denominator
Basic weighted-average shares outstanding	55,851,828	50,743,722	54,721,804	49,274,794
Weighted-average options outstanding	—	—	—	12,464,825
Diluted weighted average shares outstanding	55,851,828	50,743,722	54,721,804	61,739,619

(Loss)/income per share
Basic
Before extraordinary item and cumulative effect of accounting change	$(0.17)	$(0.07)	$(0.40)	$2.40
Extraordinary item	—	—	—	(0.03)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.07)	—
Basic net (loss)/income per share	$(0.17)	$(0.07)	$(1.47)	$2.37

Diluted
Before extraordinary item and cumulative effect of accounting change	$(0.17)	$(0.07)	$(0.40)	$1.91
Extraordinary item	—	—	—	(0.02)
Cumulative transition effect of adopting SFAS No. 133	—	—	(1.07)	—
Diluted net (loss) income per share	$(0.17)	$(0.07)	$(1.47)	$1.89

12.     Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise).  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Goodwill is currently being amortized at approximately $4.2 million annually. The Company has not yet completed its analysis of the new pronouncements and has not yet determined what effects the new pronouncements will have on its financial statements.

13.     Restatement

Subsequent to the issuance of the Company's 2000 consolidated financial statements, the Company determined that stock options granted to certain employees should be accounted for as variable plan stock options.  Accordingly, the Company has restated its financial statements to reflect the application of variable stock option accounting to the affected stock option awards.  The changes resulted in the recording of additional stock-based compensation of $8.6 million and $3.9 million for the three months ended September 30, 2001 and September 30, 2000, respectively.  The changes resulted in a credit of $11.4 million and $138 million of stock-based compensation expense for the nine month periods ended September 30, 2001 and September 30, 2000, respectively.

In addition, subsequent to the issuance of the Company's 2001 third quarter 10-Q, the Company determined that the investment in Livewire qualifed as a derivative under SFAS No. 133. Accordingly, the Company has restated its financial statements to reflect the adoption of SFAS No. 133 to the Livewire investmtent. The adoption resulted in the recording of a cumulative transition adjustment of $58.7 million in the first quarter of 2001 and additional expense of $5.2 million related to the change in fair value of the underlying investment for the three month period ended September 30, 2001.

A summary of the significant effects of the restatement is as follows:

	As of September 30, 2001
	As Previously Reported	As Restated

Other currrent assets	$7,478,509	$6,944,901
Stockholder loan	—	(533,608)
Additional paid-in-capital	299,459,553	311,527,843
Accumulated deficit	(230,206,549)	(242,274,839)

	For the Three Months Ended September 30,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Stock-based compensation (income)/expense	$—	$(8,580,695)	$—	$(3,902,019)
Loss on investment in warrant	(59,760,820)	—	—	—
Loss from operations	(74,396,844)	(6,055,329)	(10,436,098)	(6,534,079)
Other income/(expense)	—	(5,248,908)	—	—
Loss before extraordinary item and cumulative effect of accounting change	(72,702,915)	(9,610,308)	(7,617,024)	(3,715,005)
Net loss	(72,702,915)	(9,610,308)	(7,617,024)	(3,715,005)

Basic and diluted net loss per share	$(1.30)	$(0.17)	$(0.15)	$(0.07)

	For the Nine Months Ended September 30,
	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated

Stock-based compensation expense (income)	$—	$(11,399,850)	$—	$(138,058,336)
Loss on investment in warrant	(59,760,820)	—	—	—
(Loss)/income from operations	(97,990,470)	(26,829,801)	(26,423,109)	111,635,227
Other income/(expense)	—	(1,028,623)	—	—
(Loss)/income before extraordinary item and cumulative effect of accounting change	(91,991,132)	(21,859,085)	(20,020,945)	118,037,391
Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)	—	—
Net (loss)/income	(91,991,132)	(80,591,282)	(21,432,084)	116,626,252

(Loss)/income per common share:

Basic
Before extraordinary item and cumulative effect of accounting change	$(1.68)	$(0.40)	$(0.41)	$2.40
Extraordinary item	—	—	(0.02)	(0.03)
Cumulative transition effect of adopting SFAS No. 133	—	(1.07)	—	—
Basic net (loss)/income per share	$(1.68)	$(1.47)	$(0.43)	$2.37

Diluted
Before extraordinary item and cumulative effect of accounting change	$(1.68)	$(0.40)	$(0.41)	$1.91
Extraordinary item	—	—	(0.02)	(0.02)
Cumulative transition effect of adopting SFAS No. 133	—	(1.07)	—	—
Diluted net (loss)/income per share	$(1.68)	$(1.47)	$(0.43)	$1.89

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward–looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See “Special Note Regarding Forward–Looking Statements” for further information about forward–looking statements. Management’s Discussion and Analysis of Finanicial Condition and Results of Operations presented gives effect to the restatement of our previously reported results of operations for these periods.  See Note 13 to the consolidated financial statements for a discussion of this matter.

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

Total Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased approximately 22% in the third quarter of 2001, to $9.6 million, from $12.3 million in the third quarter of 2000.

Stock-Based Compensation. Stock-based compensation expense was credited $8.6 million for the three months ended September 30, 2001, as compared to a credit of stock-based compensation expense of $3.9 million for the three months ended September 30, 2000.  The Company records a charge or credit to compensation expense based on increases or decreases in the market value of the Company's common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment.

Restructuring Charge. During the third quarter 2001, we recorded an expense of $5.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. During the fourth quarter of 2001 and pursuant to the surrender of certain New York City leases, the Company will benefit in unrestricted cash and cash equivalents by approximately $9.3 million resulting from payments made by third parties and a release of restricted cash used to guarantee leases.

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

Other Income/(Expense). Other income(expense) is the change in fair value of the investment in warrant which is now accounted for as a derivative after adoption of SFAS No. 133 and the application of its requirements. For the three months ended September 30, 2001, the Company recorded a decrease in the value of the warrant of $5.2 million.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to the Company's net income/loss as a result of the changes in the fair value of the Livewire investment.

Net Loss.  For the three months ended September 30, 2001, our net loss was $9.6 million, or $0.17 per basic and diluted share, compared to the net loss of $3.7 million, or $0.07 per basic and diluted share, for the three months ended September 30, 2000. The increase was the result of the significant warrant impairment and restructuring charges incurred during the more recent period, which were significantly greater than the effects of an increase in revenues along with a reduction in selling, general and administrative expenses for the three-month period ended September 30, 2001.

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

Total Selling, and General and Administrative Expenses.  Total selling, general and administrative expenses increased approximately 23% in the first nine months of 2001, to $36.4 million, from $29.6 million in the first nine months of 2000.

Stock-Based Compensation. Stock-based compensation expense was credited $11.4 million for the nine months ended September 30, 2001, compared to a credit of compensation expense of $138.0 million for the nine months ended September 30, 2000.  The Company records a charge or credit to compensation expense based on increases or decreases in the market value of the Company's common stock in excess of the exercise price of certain employee options, which are subject to variable option accounting treatment.

Restructuring Charge. For the nine-month period ended September 30, 2001, we recorded an expense of $5.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. During the fourth quarter of 2001 and pursuant to the surrender of certain New York City leases, the Company will benefit in unrestricted cash and cash equivalents by approximately $9.3 million resulting from payments made by third parties and a release of restricted cash used to guarantee leases.

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

Other Income/(Expense). Other income(expense) is the change in fair value of the investment in warrant which is now accounted for as a derivative after adoption of SFAS 133 and the application of its requirements. For the nine months ended September 20, 2001, the Company recorded a decrease in the fair value of the warrant of $1.0 million.

Net (Income)/Loss Before Extraordinary Item. For the nine months ended September 30, 2001, our net loss before extraordinary item was $21.9 million, $0.40 per basic and diluted share, compared to the net income before extraordinary item of $118.0 million, or $2.40 per basic share and $1.91 per diluted share, for the nine months ended September 30, 2000. The increase was the result of the warrant impairment and restructuring charges incurred during the more recent period, along with higher expenses in all other categories, which more than offset higher revenues in the nine months ended September 30, 2001.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to the Company's net income/loss pertaining to the Livewire investment.

Net(Income)/ Loss. For the nine months ended September 30, 2001, our net loss after extraordinary loss was $80.6 million, or $1.47 per basic and diluted share, compared to the net income of $116.6 million, or $2.37 per basic share and $1.89 per diluted share, for the nine months ended September 30, 2000.  The extraordinary loss was the result of early retirement of long-term debt on April 3, 2000.  The extraordinary loss includes a prepayment premium of $0.4 million and the unamortized original issue discount and deferred issuance costs of $0.8 million and $0.2 million, respectively, for a total loss of $1.4 million, or $0.03 per share.

Liquidity and Capital Resources

Since our inception, we (including our operating subsidiaries) have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through September 30, 2001, we had an accumulated deficit of approximately $242.2 million. Our cash position on September 30, 2001 was $75.9 million, compared to $122.5 million on December 31, 2000.

Net Cash Used In Operating Activities. During the nine months ended September 30, 2001, we used $29.2 million in cash for operations, compared with $23.1 million for the nine months ended September 30, 2000. The increase in net cash used by operating activities in the nine-month period ended September 30, 2001, as compared to the same period the previous year, was principally due to a higher net loss during the more recent period.

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

During the fourth quarter of 2001 and pursuant to the surrender of certain New York City leases, the Company will benefit in unrestricted cash and cash equivalents by approximately $9.3 million resulting from payments made by third parties and a release of restricted cash used to guarantee leases.

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

During April 2000, the Company received a warrant to acquire 2,500,000 shares of Liberty Livewire Corporation ("Livewire"), a publicly traded company.  The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015.  The warrant is not transferable, except in certain circumstances.  The Company estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends.  The estimated fair value of the warrant at September 30, 2001 was approximately $16.3 million, using similar assumptions.  The Company expects the fair value of the warrant to fluctuate based on the underlying stock price of Livewire.  As of January 1, 2001 any change in fair value in the investment in warrant is recorded to the statement of operations as the Company adopted SFAS No. 133. The Company does not currently expect to exercise or register shares in the coming year.

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

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc. and ESPN, Inc. in December, 2000, which action alleges that the defendants' "Enhanced TV" system synchronizing a web site application to, amongst others, EPSN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs' patents.  That action is continuing in the U.S. District Court, Southern District of New York.

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