Form 10-K
period 2001-12-31
ACTV INC /DE/
filed 2002-04-12
CIK 854152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 () OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, par value $0.10 per share
(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                As of April 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of  $1.37 on April 11, 2002) was $62,625,017.

                As of April 11, 2002, there were 55,887,327 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

                This annual report on Form 10-K contains forward–looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward–looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. ACTV, Inc. disclaims any obligations to update any forward–looking statements to reflect events or circumstances after the date hereof.

                INTRODUCTORY NOTE

                The terms “we,” “our,” and “ACTV” used herein refer to ACTV, Inc. and its subsidiaries.

PART I

Item 1.  Business

Overview

                We are a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we call Digital TV and Enhanced Media.

                We believe that our Digital TV technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity.

                We believe the expansion of digital TV transmission systems and the emergence of platforms providing the simultaneous delivery of video and Internet content (convergence programming), will allow television distributors, advertisers and programmers to bring interactivity to a mass audience. We believe that our proprietary technologies, tools, and technical and creative services capabilities position us to capitalize on this growth.

                We have received strategic investments from Liberty Media Corporation, our largest shareholder, and Motorola Broadband Communications Sector.

                ACTV, Inc. was incorporated under the laws of the State of Delaware in July 1989. It is the successor, by merger effective November 1, 1989, to ACTV, Inc., a California corporation organized in July 1983. Our executive offices are located at 233 Park Avenue South, New York, New York 10003, telephone number (212) 497-7000.

Industry Environment/ACTV Restructuring Program

Our industry sector experienced a difficult market environment in calendar 2001. Cable and satellite operators, TV infrastructure suppliers, and content providers scaled back many of their Digital TV and Enhanced Media initiatives. As a result, our businesses recorded revenues well below our internal projections in 2001. We believe that the current market environment and the shrinking pool of ad dollars extended the timeframe for deployment of certain of our products and services.

                In July 2001, we initiated a restructuring program, under which we realigned our business in response to the current market environment, and as part of an initiative to rationalize our operations. Some of the specific actions we took under the restructuring program include:

•	Reducing our workforce from over 300 employees to approximately 140 employees.

•	Closing and relocating office facilities to reduce our square footage under lease from 110,000 to 55,000 and our annual lease costs from $2.6 million to $1.0 million.

•	Eliminating low-margin lines of business, e.g., content creation, that have a high fixed-cost base.

•	Refocusing our HyperTV business from that of a turn-key supplier of applications and services to a licensor of patented technology.

                The restructuring program represents our effort to conserve resources while responding to current industry conditions. We expect it to reduce our costs by approximately $15 million annually after its full implementation, which should be completed in fiscal 2002. We believe that the measures taken under the program will provide us the flexibility to meet our customers’ current operating needs without sacrificing our ability to expand our business in response to future increases in demand for our products and services.

Restructuring Charges

                We recorded restructuring charges in the third and fourth quarters of 2001 totaling $6.6 million. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details regarding the nature of these charges.

                The downturn in our industry and its effect on our businesses and strategic investments caused us to reassess the carrying value of certain long-lived assets. As a result of this valuation analysis, in the fourth quarter of 2001 we recorded a charge of $11.2 million to write down the value of goodwill associated with the acquisition of Intellocity to $12 million. In addition, we recorded charges totaling $1 million to reduce the carried asset value of our strategic investments to $7.4 million.

Industry Background

 Digital TV

                Our digital TV applications require the digital transmission of television signals, either through direct broadcast satellite, or DBS, which is a digital medium, or through a cable system that has been upgraded from analog to digital.  Historically, the shortage of channel capacity in a typical cable system, and the lack of digital technology available to provide such services have limited the development of programming featuring our technology.  However, advances in digital transmission and set-top box technology have begun to eliminate these barriers to providing interactive programming.

                The development of compression technology and the digital transmission of television signals allow for the delivery of a greater number of channels with better audio and video quality over the same cable system. The resulting expansion of channel capacity permits a cable operator to offer a wider variety of programming choices. Traditional analog cable systems typically offer a maximum of less than one hundred programming channels. Current digital compression technology, however, enables as many as twelve digital channels of programming using the same bandwidth required for one analog channel.

                The platform required for delivery of our Digital TV applications is expanding rapidly as DBS subscribers and digital cable subscriber households increase in the U.S. Kagan World Media forecasts that at the end of 2001, there were over 14 million U.S. digital cable subscribers. Kagan further projects the number to grow nearly 40%, to 20 million, by the end of 2002, and to approximately 44 million in 2007. Kagan estimates that there were approximately 17.6 million DBS subscriber households in the U.S. at the end of 2001, and forecasts an increase in this number to over 26 million by 2007. In Kagan’s estimation, the total digital penetration in the U.S. will reach over 56% of total television households by 2007.

                Advertising represents an important application of our Digital TV technologies. According to Universal McCann’s December 2001 Insider’s Report, total TV advertising expenditures in 2000 were $41.2 billion for broadcast and $15.1 billion for cable and satellite. Traditional television broadcasting, cable and DBS systems do not provide an integrated means either to deliver targeted advertising or for viewers to respond to programs and advertisements. In principle, commercials that can target an audience through the use of demographic and other relevant viewer information promises to make advertising more cost efficient. Moreover, many advertisers use television commercials to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, causing advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, immediate, inexpensive and automated method enabling them to participate in commerce through the television itself.

 Enhanced Media

                The Internet has grown rapidly over the past several years and is now a medium used by millions of people for entertainment, education, e-commerce and multimedia content. Nielsen / Net Ratings estimates that in January 2002 there were 166.1 million Americans with Internet access. Commerce over the Internet has grown rapidly in recent years, with annual percentage increases of over 100% for 1999 and 2000, according to The Forrester Group. Although e-commerce growth slowed to 12% for the 2001, its total volume exceeded $47 billion, according to Forrester.

                The growth in Internet usage has created opportunities for television content providers and their advertising customers to reach and interact with millions of Internet users. Due to its interactive nature, the Internet is a medium that has certain advantages over traditional television: it can provide customized, targeted programming and advertising to consumers and to generate cost-effective results for advertisers. To combat a loss of audience to the Internet and to gain online market share, certain broadcasters and cable programmers are now producing and promoting companion online programming to traditional TV shows. Despite the recent decline in Internet advertising, we believe that the opportunities for television programmers to generate additional ad revenues are growing as advertisers increasingly recognize the potential advantages of Internet–based advertising that complements television programming. We believe that we are well positioned to take advantage of this shift from single media source content to a convergence of television and Internet content.

Digital TV

                Our Digital TV technologies are patented processes for creating interactive customized television content and advertising in response to viewer remote control entries or to information stored locally in a viewer’s set-top box. Our software-only application, which can reside in a digital set-top box or other local device, such as a personal video recorder (PVR) or video on demand system (VOD), remembers a viewer’s inputs throughout a program and can later deliver tailored content to the viewer based on those inputs. Our digital TV technology allows us to send the viewer multiple television signals, related in time and content, and for the switching among those signals without a visually perceptible delay. The viewer experiences the video, audio and graphics of a single fluid programming stream, while the programming on the other signals remains transparent.

                The first commercial applications of our Digital TV technologies will be for advertising and sports entertainment programming. We have branded our Digital TV applications for advertising and entertainment as SpotOn and One To One TV, respectively. Our Digital TV technologies allow, for example, neighbors to watch the same television program while seeing entirely different advertisements based upon demographic information, or a sporting event featuring a different view of the action, highlight packages, statistics or instant replays.

                We are initially targeting SpotOn and One To One TV for distribution through cable operators that have deployed digital transmission systems and through DBS operators. We expect eventually to offer our Digital TV applications through other programming distribution systems, including terrestrial digital. To receive SpotOn and One To One TV, all a viewer needs is a digital set-top box with our software download. We have agreements with leading manufacturers of digital set-top terminals including Motorola Broadband Communications Sector and  Scientific–Atlanta for the integration of our software into their systems.

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

                Based on proprietary technologies contributed by Motorola, OpenTV and ACTV, SpotOn provides an array of functionalities that we believe are unique. For example, our software can instantaneously choose the most appropriate commercial for each viewer from a number of alternatives received by the viewer’s set-top. SpotOn’s logic function makes this choice based either on demographic information that the TV distributor, e.g., cable operator, has downloaded to the set-top box or on remote control responses keyed in by the viewer. SpotOn can  discern that a viewer is watching a program with subtitles in a second language, and deliver commercials in that language.

                With SpotOn, an advertiser can give viewers a choice of commercials, allowing them to select those of most relevance. Ads can contain program branches that allow the commercial itself to change course in response to viewer selections.

                In addition, SpotOn provides the means for advertisers to receive aggregate viewer data for each commercial. This information might include the actual number of homes, by geographic area, where a given commercial was displayed as well as the percentage of viewers who changed channels or muted the sound during the commercial.

                SpotOn allows for permission-based marketing. A subscriber might request additional information on a product or make merchandise purchases through the set-top box, enabled with SpotOn software.

                The deployment of SpotOn in a cable system involves principally the installation of software at the headend and a separate software download to subscriber set-top boxes. Depending on how the headend is equipped, a minimal investment in hardware may also be required. SpotOn, which is compatible with a majority of digital cable set-tops currently deployed in the United States, is not dependent on the roll-out of the next generation of digital boxes. To capitalize fully on the capabilities of SpotOn, the operator may also choose to upgrade its trafficking and billing system.

                In a typical configuration, SpotOn’s software application is resident in the set-top box, where it monitors programming streams coming into the box as well as viewer remote control selections. Commercials that are intended for a targeted audience are marked with our proprietary digital codes that identify them as SpotOn-enabled. Our software in the set-top box reads the codes as the commercials are received and, in real time, determines the most appropriate one. SpotOn is then able to insert this ad into the TV programming stream without any visually perceptible delay. The viewer is unaware that such a switch has occurred.

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

                We introduced SpotOn in late 2001 through a trial at the AT&T Broadband cable system in Aurora, Colorado, which has approximately 40,000 digital subscribers. SpotOn is available on AT&T Broadband’s currently deployed DCT-2000 digital set-top boxes. We have successfully completed the technical phase of the trial and will conduct the research phase of the trial during 2002.

                We intend to offer One To One TV entertainment programming on a pay-per-view and subscription basis. We believe that the first entertainment applications of One To One TV, whether distributed on a pay-per-view or subscription basis, will be for sports. We believe that sports programming represents a compelling application of One To One TV. Our Digital TV technologies allow sports fans to completely individualize their TV viewing experience using a standard remote control.

Advision, LLC

                In December 2000 we acquired a controlling interest in the assets of VisionTel, Inc., from nCUBE Corporation, which retains a minority interest. We formed a new partnership entity, Advision LLC, to hold these assets. Advision LLC’s principal product is the Advision® software suite for advertising sales management in cable, broadband, broadcast, satellite, and Internet services.  We believe that Advision is a complement to SpotOn, since it provides software for the trafficking and billing of commercials delivered through advanced digital cable and DBS headends.

Digital Television Services

                We provide technical services for digital interactive television, or iTV, primarily through our Intellocity division. Intellocity, Inc., which we acquired in March 2001 through an exchange of stock, is a leader in the design, development and integration of iTV infrastructure and content. Clients for our technical services include broadband operators, content providers and platform and infrastructure providers. Services for broadband network operators include:

                •               System architecture design, implementation, and integration for broadband

                •               Content developer’s kit

                •               Navigator/portal strategy and implementation

Services for infrastructure suppliers include:

                •               Platform integration and development

                •               Enterprise architecture and integration

                •               Operating system extensions and enhancements

Services for content providers include:

                                                •               Content design and development, encompassing enhanced TV content, navigation shells and portals

                                                •               Web content re-purposing, and interactive advertising

                •               System architecture for content delivery and management

                •               Integration of content onto multiple iTV platforms

One customer, nCube Corporation, in our digital television segment constituted 16% of total company revenue for 2001 and represented 33% of the Company's accounts receivable balance at December 31, 2001.  For further discussion regarding segment information, see Note 13 to the consolidated financial statements.

Enhanced Media

 Overview

                Our Enhanced Media business segment serves the market for interactive convergence programming, which combines video and or audio programming with Web content. We market Enhanced Media applications and services through the brand names of HyperTV with Livewire, and eSchool Online. HyperTV with Livewire and eSchool Online provide convergence software and services to the entertainment and education markets, respectively.

                Our Enhanced Media business derives revenues from a number of sources, including software licensing, technical and content services, data management, online advertising sales, and e-commerce.

                We believe that our Enhanced Media technologies have potential applications for most forms of television and radio programming and advertising. For instance:

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

 HyperTV

                HyperTV is a suite of patented processes that enhance a television program or advertisement with related and synchronized content delivered through the Internet. HyperTV works by embedding a stream of Web page addresses into a video or audio signal or by transmitting the addresses directly over the Internet to a user’s computer or wireless device. The Web content is synchronized to programming being shown on a particular television channel, streamed through the Internet, or played through a local storage device, such as a DVD player.

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

                HyperTV with Livewire’s clients have included TV networks and producers of traditional media content. HyperTV with Livewire provides a turnkey system consisting of user software, Web content creation software and creative services, database management and analysis and program hosting.

                We were one of the first companies to provide convergence software and services. During the years 2000 and 2001, we enabled hundreds of hours of HyperTV with Livewire programming for music, movies, sports, games and live programming.  During 2001, after initiating a patent infringement lawsuit against The Walt Disney Company and certain subsidiaries (see Item 3. Legal Proceedings), our HyperTV with Livewire business began to decline. We believe the decline can be attributed to a number of factors:

                                                *              reluctance of certain potential clients to employ our technology pending resolution of the lawsuit with Disney;

                                                *              strong price competition from competitors;

                                                *              contraction of overall ad spending in the U.S.;

                                                *              sluggish growth in the demand for so-called “two box” convergence.

To receive “two box” convergent programming, a viewer must have a television and separate computer connected to the Internet in the same room.

                In response to the slowdown in HyperTV with Livewire, we have chosen to restructure the business by renewing our focus on technology licensing. We were able to achieve significant personnel cost savings as a result of this restructuring.

 Education

                eSchool Online was the first commercial application of our Enhanced Media technologies. eSchool integrates educational video with relevant Web content, interactivity and chat functionality on a student’s computer screen. In addition, eSchool provides teachers and administrators with an application that allows for online assessment of a student performance.

                We have provided eSchool software and content and technical services to state departments of education, school districts, and schools throughout the United States. Over the past several years, we began to focus eSchool on the professional development market. During 2000, we had major projects in California, Texas and Alabama for teacher training in Remedial Reading, Algebra, and Internet skills.

                Traditionally, we have provided eSchool Online applications and services on a custom development basis to individual education clients. Starting in the year 2000, we began to market completed eSchool programs to third parties, under licensing agreements with the clients for whom the programs were originally produced. We are currently building a library of licensed eSchool content that is available for nationwide distribution.

 Enhanced Media Platforms

                Our goal is to extend our Enhanced Media technologies to all relevant platforms for convergence programming, including Internet-enabled handheld devices (such as cellular phones and personal digital assistants), and media streamed through the Internet.

For the years ended December 31, 2001, 2000 and 1999, certain individual customers accounted for more than 10% of the Company’s revenues as follows:

Customer	2001	2000	1999
The State of Alabama	11%	23%
San Diego County Office of Education			11%
NYC School Construction Authority			12%

As of December 31, 2000, one customer, The State of Alabama, represented 32% of the Company’s accounts receivable balance.

For further discussion regarding segment information, see Note 13 to the consolidated financial statements.

Equipment Suppliers

                We do not intend to manufacture set-top converters, terminals, video servers or other devices in connection with any of our applications or services.

                We have non-exclusive, royalty-free agreements with Motorola Broadband and Scientific–Atlanta, the dominant suppliers of set-top terminals in the United States, for the integration of our Digital TV technologies into their digital set-top boxes.

                In addition, we have agreements with the leading providers of set-top box middleware, including OpenTV, Liberate and MicrosoftTV, to ensure the compatibility of our Digital TV technologies with their platforms. Middleware is set-top box software that acts as an operating system for the terminal.

                We may grant licenses similar to those granted to Motorola Broadband, Scientific–Atlanta and Pioneer to other manufacturers that are selected by the future distributors of Spot On and One To One TV.

Patents and Other Intellectual Property

                We have sought to protect the proprietary features of our individualized programming technologies and

Enhanced Media technologies through patents, copyrights, confidentiality agreements and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued 25 patents to us that are currently in force. We also have additional patents pending. The patents expire at various dates from 2003 to 2018. Corresponding patents for some of the above U.S. patents have been granted by or are pending in the Patent Offices of Canada, Japan, South Korea, China, Singapore, India, Australia and Europe. We believe such patents will strengthen our competitive position in these countries.

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

                We believe our competitors in Enhanced Media services markets include Gold Pocket, Spiderdance, Merlin TV, Digeo, Wink and Worldgate Communications, Inc. We also face competition from traditional television and cable broadcasters such as ABC, CBS, FOX, and NBC. Some of these broadcasters have in the past, and may in the future, develop and broadcast their own television/Internet convergence programming. (See Item 3. LEGAL PROCEEDINGS—Action against the Walt Disney Co., ABC, Inc., and ESPN, Inc.) In addition, we may face future competition with companies such as Microsoft, RealNetworks, Inc., and Veon that provide applications allowing video content to be “streamed” over the Internet. Many of these applications could be extended to compete with some or all of our existing or proposed enhanced media offerings.

                We believe our competitors in the targeted TV advertising market, include Visible World, NAVIC and Ad-Exact.  We do not believe that there are currently any competitors offering products comparable to One To One TV, but there are a number of companies, including NDS Group plc, that market products and services outside the U.S. that have limited functionalities in common with this product. Finally, our Digital TV products compete in a sense for limited “shelf space” within a digital set-top box with other dissimilar applications, such as video on demand, high definition television, and telephony. For the interactive TV technical services market, our competitors include Spyglass (a division of OpenTV), Concero Inc., Rachis,  MetaTV, and Digeo.

Government Regulation

                We believe that neither our present nor future implementation of One To One TV or SpotOn is subject to any direct substantial government regulation. However, the broadcast industry in general, and cable television, DBS and wireless communication in particular, are subject to substantial government regulation.

                Cable Television.  Pursuant to federal legislation enacted in 1992, which we call the 1992 Cable Act, and amended by the Telecommunications Act of 1996, the Federal Communications Commission substantially re-regulated the cable television industry in various areas, including rate regulation, competitive access to programming, and “must carry” and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, limit exclusivity provisions in programming contracts, and require prior notice for channel additions, deletions and changes. The Cable Act also regulates the collection and use of subscriber information over cable systems by cable operators and their affiliates. The United States Congress and the FCC also have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, materially adversely affect our operations. In particular, the FCC recently initiated an inquiry to determine whether the cable industry’s future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors.

                Internet.  Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Congress has  passed legislation regulating certain aspects regarding the use of the Internet, including children’s protection, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. The Federal Trade Commission has adopted regulations enacting the Children’s Online Privacy Protection Act, which govern collection and use of information over the Internet regarding children. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services, intellectual property ownership and personal privacy. Storage and use of personal  information is subject to state and federal regulation. Storage and use of such information may also subject us to privacy claims relating to our use and dissemination of personal information. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business.

                We are unable to predict the outcome of future federal legislation or regulatory proposals or the impact of any current or future laws or regulations on our operations. There can be no assurance that we will be able to comply with any future laws or regulations that may be imposed on our operations.

Employees

                As of January 3, 2002, we employed 143 full-time employees. We are not subject to any collective bargaining agreements; we believe that our relationships with our employees are generally satisfactory.

Item 2.  Property—Offices and Facilities

                We maintain our principal and executive offices at 233 Park Avenue South, New York, New York, where we lease approximately 12,000 square feet.  Our lease for these facilities extends through 2016. We also lease office and technical space totaling approximately 43,000 square feet in five other facilities, including  Branchburg, New Jersey,  and Denver, Colorado. These leases expire at various dates through 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                On August 24, 2001 we held our Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.             Election of directors

	For	Withheld
David Reese	45,578,778	1,610,683
Michael J. Pohl	45,952,844	1,236,617

 2.            To approve the adoption of the ACTV’s 2001 Stock Incentive Plan.

For	Against	Abstain
42,840,111	4,247,436	101,914

 3.            To ratify the appointment of Deloitte & Touche, LLP as independent auditors.

For	Against	Abstain
46,815,956	331,257	42,248

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

                ACTV’s common stock is traded on The Nasdaq Stock Market under the symbols “IATV”. The following table sets forth the high and low bid prices for ACTV common stock as reported by Nasdaq.

	Common Stock
2001 Quarter	High	Low
First	7.875	3.250
Second	4.125	2.220
Third	3.280	1.340
Fourth	2.260	1.260

2000 Quarter	High	Low
First	46.125	20.000
Second	34.750	9.688
Third	19.375	10.750
Fourth	14.313	3.000

                On April 11, 2002, there were approximately 570 holders of record of our 55,887,327 outstanding shares of common stock. On April 11, 2002 the high and low bid prices of our common stock as reported by Nasdaq were $1.46 and $1.33, respectively. We have not paid cash dividends since our organization. We plan to use earnings, if any, to fund growth and do not anticipate the declaration of the payment of cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2001	2000	1999	1998	1997
	($000’s except share and per share data)
Statement of Operations Data:
Revenues	$13,689	$8,016	$2,910	$1,625	$1,948

Net (loss)income before preferred stock dividends, extraordinary item and cumulative effect of accounting change	(42,658)	153,504	(234,875)	(23,342)	(8,394)
Cumulative transition effect of adapting SFAS No 133	(58,732)	—	—	—	—

Net (loss)income	(101,390)	152,093	(235,875)	(23,342)	(8,394)

Basic
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.77)	$3.10	$(6.11)	$(1.10)	$(0.64)
Extraordinary item	—	(0.03)	—	—	—
Cumulative transition effect of adopting SFAS No. 133	(1.07)
Basic (loss)/income per share applicable to common shareholders	$(1.84)	$3.07	$(6.11)	$(1.10)	$(0.64)

Diluted
(Loss)/income per common share before extraordinary item and cumulative effect of accounting change	$(0.77)	$2.53	$(6.11)	$(1.10)	$(0.64)
Extraordinary item	—	(0.02)	—	—	—
Cumulative transition effect of adopting SFAS No. 133	(1.07)	—	—	—	—
Diluted (loss)/income per share applicable to common shareholders	$(1.84)	$2.51	$(6.11)	$(1.10)	$(0.64)

Balance Sheet Data:
Cash and cash equivalents	$69,036	$122,488	$9,413	$5,198	$658
Working capital (deficiency)	71,271	115,684	9,151	3,007	(1,062)
Total assets	139,587	235,509	28,984	13,616	7,902
Long-term debt (including current portion)	—	—	4,804	4,315	—

                The historical financial information has been restated to include the accounts and results of operations of Bottle Rocket Inc., which was acquired on August 17, 2000, in a transaction accounted for under the pooling of interests method, as described in Note 3 in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                You should read the following discussion together with our consolidated financial statements and related notes included elsewhere and incorporated by reference. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See “Special Note Regarding Forward–Looking Statements” for further information about forward-looking statements.

                We are a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we call Digital TV and Enhanced Media.

                We believe that our Digital TV technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2001 and December 31, 2000

                Revenues.  Revenues increased 71% to $13.7 million for the year ended December 31, 2001, from $8.0 million for the year ended December 31, 2000. The increase is the result of the inclusion in the more recent year of revenues from our Digital TV segment, which accounted for approximately 30% of total revenues. For the year ended December 31, 2000, all of our revenue was derived from Enhanced Media licensing and services. Digital television revenues for 2001 were principally from professional and technical services delivered through Intellocity, which we acquired in March 2001, and software licensing and services revenue through Advision, which we acquired January 1, 2001.

                Goodwill Impairment Charge. During the fourth quarter of 2001, we recorded a non-cash impairment charge of $11.2 million related to the goodwill associated with the Intellocity acquisition.  As a result of Intellocity’s inability to achieve the operating results specified in its 2001 budget, it operated at a loss for fiscal 2001, triggering an impairment review in the fourth quarter of its long-lived assets. We developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity’s service lines to determine the fair value of the assets. Accordingly, in the fourth quarter of 2001, we recorded an impairment charge of $11.2 million.

                Restructuring Charge. For the year ended December 31, 2001, we recorded an expense of $6.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. Pursuant to the surrender—agreed to in September 2001—of certain of our New York City leases, we received cash and cash equivalents of approximately $9.3 million in the fourth quarter of 2001. This change in cash and equivalents was a result of payments from third parties and a release of restricted cash formerly used to guarantee the leases.  At December 31, 2001 we had $0.8 million remaining in accrued restructuring charges to be paid out over the first two quarters of 2002.

                Stock-Based Compensation.  Stock-based compensation resulted in a credit for the year ended December 31, 2001 of $12.1 million, compared with a credit of $186.7 million for the year ended December 31, 2000. The reduction in expense was the result of a continued lower market price of our common stock at December 2001. We recorded stock-based compensation expense based on increases and decreases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation obligation at the beginning of a given reporting period, we recognized a reduction in expense related to the unexercised vested variable options for that period based on a reduction of the market price for our stock at the end of the period.

                Total Selling, General and Administrative Expenses.  Total selling, general and administrative expenses for year ended December 31, 2001 were $47.6 million, compared with $46.5 million for the year ended December 31, 2000, an increase of 2.4%. The increase in costs was attributable to the inclusion in the more recent year of the operations of Intellocity and Advision, both of which we acquired during 2001. Excluding the effect of Intellocity and Advision, our total selling, general and administrative expenses declined $3.7 million, or 8.0% in the more recent year. This decrease is the result of cost cutting measures we adopted in the third and fourth quarters of 2001, including a significant reduction in personnel and occupancy costs. Selling and administrative expenses for 2001 and 2000 include $2.3 million and $6.9 million, respectively, of deferred compensation expense, of which $1.5 and $4.5 million, respectively, was non-cash.

                Other Income/(Expense).  Other income(expense) is the changes in fair value of an investment in warrant which is now accounted for as a derivative instrument after adoption of SFAS No. 133 and the application of its requirements. Prior to the adoption of SFAS 133 these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is now recorded at fair value. The Company recorded a net decrease in the value of the investment in warrant of $1.0 million for the year ended December 31, 2001.

                Depreciation and Amortization.  Depreciation and amortization expense increased $5.5 million for the year ended December 31, 2001, to $9.4 million, from $3.9 million during the same period of 2000, due primarily to our increasing investment in patents, software development, and equipment and additional goodwill recorded in connection with our purchase of Intellocity, Inc. in March 2001.

                Interest (Expense)/Income.  Interest income, net of interest expense, for the year ended December 31, 2001 was $4.2 million, compared with net interest income of $7.4 million for the year ended December 31, 2000. The decrease was the result of lower cash balances in 2001. We incurred interest expense for 2000 of $0.3 million, compared to $0 for 2001. Interest expense for 2000 relates to the $5 million original face value notes issued by a subsidiary of ours in January 1998; the notes were retired on April 3, 2000.

                Minority Interest.  The minority interest benefit for the year ended December 31, 2001 was $3.2 million, compared with a benefit of $1.7 million in 2000. The benefit is primarily attributable to the minority interest held by others in Digital ADCO.

                Extraordinary Item.  We recorded an extraordinary change in 2000 of $1.4 million, resulting from the early extinguishment of $5.0 million notes issued in January 1998.

                Cumulative Transition Effect of Change in Accounting Principle.  Effective January 1, 2001, ACTV adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company’s accounting for its investment of 2.5 million restricted warrants for Livewire.  Prior to the adoption of SFAS 133, these warrants were carried at cost.  With the adoption of SFAS 133, the Livewire investment is now recorded at fair value.  This resulted in the Company recording a cumulative effect transition adjustment loss of approximately $58.7 million at January 1, 2001.  There may be periods with significant non-cash increases or decreases to the Company’s net income/loss as a result of the changes in fair value of the Livewire investment.

                Net Loss Applicable to Common Shareholders.  For the year ended December 31, 2001, our net loss applicable to common stockholders after extraordinary loss and cumulative effect of accounting change was $101.4 million, or $1.84 per basic and diluted share, compared with net income of $152.1 million, or $3.07 per basic share and $2.51 per diluted share, for 2000. The significant difference between the two years was the result of predominately non-cash items, including a reduced expense reduction from stock-based compensation, a goodwill impairment charge, restructuring expense, and the cumulative effect of accounting change relating to the adoption of SFAS 133 incurred during the more recent year.

Comparison of Fiscal Year Ended December 31, 2000 and December 31, 1999

                Revenues.  Revenues increased 176% to $8.0 million for the year ended December 31, 2000, from $2.9 million for the year ended December 31, 1999, due to an increase in Enhanced Media sales. The majority of our revenues in 1999 were derived from sales of HyperTV and Bottle Rocket software, services and related computer hardware.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 87% to $46.5 million for the year ended December 31, 2000, from $24.8 million for the year ended December 31, 1999. The increase was principally the result of higher personnel costs both from increased headcount and from non-cash, executive incentive compensation, which was paid in the form of common stock. The more recent period also included selling and administrative expenses associated our Digital ADCO subsidiary, which had only minimal activity in 1999, the year of its formation.

                Depreciation and Amortization. Our depreciation and amortization expense increased approximately $1.8 million, or 84%, principally due to an increase in software development and intellectual property assets.

                Stock-Based Compensation. Stock-based compensation resulted in a credit for the year ended December 31, 2000 of $186.7 million, as compared with an expense of $208.3 million for the year ended December 31, 1999. We recorded a charge or a credit to stock-based compensation expense based on increases and decreases in the market value of our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. We recorded a credit in stock-based compensation for the year ended December 31, 2000 as the market price of our common stock declined in 2000 as compared to its value as of December 31, 1999. Conversely, we recorded a charge to stock-based compensation for the year ended December 31, 1999 as the market price of our common stock increased in 1999 as compared to its value as of December 31, 1998.

                Interest (Expense) Income-Net.  Interest expense decreased 70% to $0.3 million for the year ended December 31, 2000, from $1.0 million for the year ended December 31, 1999. Interest expense is related to the $5.0 million notes issued in January 1998 by one of our subsidiaries. Interest income increased 1,559% to $7.7 million for the year ended December 31, 2000, from $0.5 million for the year ended December 31, 1999. The increase was due to higher average cash balances in 2000.

                Minority Interest — The minority interest benefit for the year ended December 31, 2000 was $1.7 million compared with expense of $588 in 1999.  The benefit is attributable to the minority interest held by others in Digital ADCO, which was formed in November 1999.

                Extraordinary Item — We recorded an extraordinary change in 2000 of $1.4 million, resulting from the early extinguishment of $5.0 million notes issued in January 1998.

                Preferred Stock Dividend and Accretion.  For the year ended December 31, 1999, we paid $0.5 million in preferred stock dividends, related to our Series B preferred stock. The Series B preferred stock was issued in November 1998 and was redeemed in full in May 1999.

                Net Income/(Loss) Applicable to Common Stockholders.  Net income applicable to common stockholders was $152.1 million, or $3.07 per basic share and $2.51 per diluted share, for the year ended December 31, 2000, compared to a net loss of $235.4 million, or $6.11 per basic per basic and diluted share, for the year ended December 31, 1999. The difference was principally the result of significant non-cash compensation expense recorded in 1999 and a reduction in this expense recorded in 2000.

Liquidity and Capital Resources

                Since our inception, we have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through December 31, 2001, we had an accumulated deficit of $263.1 million. Our cash position (including short-term investments) on December 31, 2001 was $77.9 million, compared with $122.5 million on December 31, 2000.

                Net Cash Used In Operating Activities.  During the year ended December 31, 2001, we used cash of $30.4 million for operations, compared with $29.0 million for the year ended December 31, 2000. The increase in net cash used by operating activities relates principally to increased working capital uses.

                 Net Cash Used In Investing Activities and Capital Expenditures.  For the year ended December 31, 2001, we used cash for investing activities of $26.0 million, compared with $17.1 million, for year ended December 31, 2000. The increase in cash used in investing activities was due principally to a $9.0 million investment in short-term securities in 2001, compared to no investment in such securities during 2000. In addition, we increased our investment in patents, software development and strategic investments, which was offset by a decrease in purchases of property and equipment.

                Net Cash Provided By Financing Activities.  We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.7 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV invested $10 million in our Digital ADCO subsidiary.

Critical Accounting Policies

                The cost of patents which represent patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent.

                We capitalize costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products

                We recorded a charge or a credit to stock-based compensation expense for increases or decreases, in the market value of the our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment.  We recorded a credit in stock-based compensation for the year ended December 31, 2001 as the market price of our common stock declined in 2001 as compared to its value as of December 31, 2000.  We recorded a credit in stock-based compensation for the year ended December 31, 2000 as the market price of our common stock declined in 2000 as compared to its value as of December 31, 1999.

                The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from these estimates.

Impact of Inflation

                Inflation has not had any significant effect on the our operating costs.

New Accounting Pronouncements

                Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS 133 as of January 1, 2001. ACTV’s investment in warrants of Livewire, a publicly traded company, was accounted for at fair value, resulting in a non-cash, cumulative effect of a change in accounting principle of approximately $58.7 million in 2001. This investment will be marked to market prospectively on a quarterly basis and such changes in the fair value of the Livewire investment will be recorded in the results of our operations, which may cause volatility in earnings in future years.

                The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations, (“SFAS 141”), which is effective for business combinations initiated after June 30, 2001 established accounting and reporting form business combinations by requiring that all business combinations be accounted for under the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  The Company will adopt SFAS 141 for any future business combinations that are consummated.

                In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS 142 beginning on January 1, 2002.  Application of the non-amortization provisions of SFAS 142 would have been expected to result in an decrease in unaudited pro forma net loss before extraordinary items of approximately $3.6 million per year had the provisions of the new standards been applied during 2001.  During 2002, the Company will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS 142.  The Company anticipates the adoption of SFAS 142 as of the beginning of 2002.  The Company has not yet determined the final expected effect the adoption of SFAS 142 will have on its statement of financial condition, but does not believe it will be material.

                As of August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets.  The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset.  Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives.  The Company does not believe that that the adoption of SFAS 143 will impact the Company’s financial condition, cash flows and results of operations.  The Company plans to adopt SFAS 143 during the first quarter of 2003.

                In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144,

Accounting for the Impairment of Disposal of Long-Lived Assets, (“SFAS 144”), which is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, (“SFAS 121”), Accounting for the Disposal of Long-Lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  The Company has not yet assessed if the adoption of SFAS 144 will have an impact on the Company's financial condition and results of operations.  The Company will adopt SFAS 144 during the first quarter of 2002.

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

                During April 2000, the Company received a warrant to acquire 2,500,000 shares of Liberty Livewire Corporation (“Livewire”), a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. The Company estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black–Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. As of January 1, 2001, changes in fair value in the investment in warrant were recorded to the statement of operations as the Company adopted SFAS No. 133. The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire. The Company does not currently expect to exercise or register shares in the coming year.

                The Company recorded stock-based compensation expense based on increases and decreases in the market price of the Company’s common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that the Company had a stock-based compensation obligation at the beginning of a given reporting period, the Company recognized a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for the Company’s stock at the end of the period.  The obligation would increase as the market price for the Company’s common stock increases at the end of a reporting period.

Item 8.  Financial Statements and Supplementary Data

                The Financial Statements are listed under Item 14 in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

                We intend to file with the Securities and Exchange Commission, within 120 days after December 31, 2001, a definitive proxy statement pertaining to our annual meeting of stockholders to be held in June 2002. Information regarding our directors and executive officers will appear under the caption “Election of Directors” in the proxy statement and is incorporated in this report by reference.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of ACTV, Inc.:

                We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries (“the Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138, effective on January 1, 2001.

DELOITTE & TOUCHE LLP

April 1, 2002
New York, New York

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$69,035,707	$122,488,041
Short-term investments	8,951,695	—
Accounts receivable — net	1,319,805	1,182,376
Other	1,696,617	3,758,935
Total current assets	81,003,824	127,429,352

Property and equipment-net	6,344,631	12,628,232

Other assets:
Restricted cash	484,913	3,165,368
Investment in warrant	16,255,355	76,016,175
Investments-other	7,397,776	3,250,000
Patents and patents pending	8,425,889	8,053,642
Software development costs	5,310,100	3,328,101
Goodwill	12,935,701	1,362,072
Other	1,429,132	275,638
Total other assets	52,238,866	95,450,996

Total	$139,587,321	$235,508,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,664,088	$7,712,857
Deferred revenue	4,068,450	4,032,776

Total current liabilities	9,732,538	11,745,633

Deferred revenue	66,966,638	70,586,450
Minority interest	10,100,654	13,307,131
Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,881,938 at December 31, 2001, 51,228,154 at December 31, 2000	5,588,194	5,122,816
Notes receivable from stock sales	(339,035)	(643,606)
Additional paid-in capital	310,611,698	297,073,713
Accumulated deficit	(263,073,366)	(161,683,557)

Total stockholders’ equity	52,787,491	139,869,366

Total liabilities and stockholders’ equity	$139,587,321	$235,508,580

See notes to consolidated financial statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
Revenue	$13,688,615	$8,016,453	$2,909,642

Costs and expenses:
Selling, general and administrative	47,580,939	46,464,082	24,794,126
Depreciation and amortization	5,865,671	3,481,259	1,691,724
Amortization of goodwill	3,567,955	426,372	426,372
Loss on write-down of goodwill	11,247,725	—	—
Restructuring charge	6,591,223	—	—
Stock appreciation rights	—	—	1,950,330
Stock-based compensation (income)/expense	(12,148,504)	(186,673,365)	208,343,386
Total costs and expenses	62,705,009	(136,301,652)	237,205,938

(Loss)/income from operations	(49,016,394)	144,318,105	(234,296,296)

Interest income	4,180,923	7,726,929	465,840
Interest expense	—	(284,619)	(1,044,227)
Interest-net	4,180,923	7,442,310	(578,387)

Other expense	(1,028,623)	—	—

(Loss)/income before minority interest, preferred stock dividends and accretion, extraordinary item and cumulative effect of accounting change	(45,864,094)	151,760,415	(234,874,683)

Minority interest-subsidiary	3,206,482	1,743,357	(588)

(Loss)/income before preferred stock dividends and accretion, extraordinary item and cumulative effect of accounting change	(42,657,612)	153,503,772	(234,875,271)

Extraordinary loss on early extinguishment of debt	—	(1,411,139)	—

Cumulative transition effect of adopting SFAS No. 133	(58,732,197)	—	—

(Loss)/income before preferred stock dividends and accretion	(101,389,809)	152,092,633	(234,875,271)

Preferred stock dividends and accretion	—	—	(494,431)

Net (loss)/income applicable to common stockholders	$(101,389,809)	$152,092,633	$(235,369,702)

(Loss)/income per share

Basic
Before extraordinary item and cumulative effect of accounting change	$(0.77)	$3.10	$(6.11)
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	(1.07)	—	—
Basic net (loss)/income per share applicable to common stockholders	$(1.84)	$3.07	$(6.11)

Diluted
Before extraordinary item and cumulative effect of accounting change	$(0.77)	$2.53	$(6.11)
Extraordinary item	—	(0.02)	—
Cumulative effect of accounting change	(1.07)	—	—
Diluted net (loss)/income per share applicable to common stockholders	$(1.84)	$2.51	$(6.11)

Shares used in basic calculations	55,014,772	49,501,885	38,491,044

Shares used in diluted calculations	55,014,772	60,719,648	38,491,044

See notes to consolidated financial statements

 ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss)/income:	$(101,389,809)	$152,092,633	$(234,875,271)

Adjustments to reconcile net loss to net cash used in operations:
Cumulative effect of adopting SFAS No. 133	58,732,197	—	—
Change in fair value of warrant	1,028,623	—	—
Depreciation and amortization	9,433,626	3,907,631	2,118,096
Stock-based compensation	(12,148,504)	(186,673,365)	208,343,386
Deferred compensation — other	75,000	306,000	1,950,330
Amortization of deferred expenses related to debt financing	—	—	864,147
Amortization of deferred revenue	(3,619,812)	(1,809,907)	—
Write-down of investment	1,000,000	750,000	—
Common stock issued in lieu of cash payment	1,767,275	4,560,000	6,383,560
Non-cash portion of restructuring charge	10,601,674	—	—
Write-down of goodwill	11,247,725	—	—
Minority interest	(3,206,482)	(1,743,357)	588
Changes in assets and liabilities:
Accounts receivable	968,978	286,788	(933,501)
Other assets	(2,168,111)	(2,798,883)	(615,789)
Accounts payable and accrued expenses	(2,739,242)	5,745,693	537,249
Deferred revenue	35,674	(485,032)	825,788
Net cash used in operating activities	(30,381,188)	(25,861,799)	(15,401,417)
Cash flows from investing activities:
Investment in short-term investments	(8,951,695)	—	—
Investments in patents	(1,005,380)	(500,726)	(7,515,343)
Purchases of property and equipment	(8,005,909)	(10,938,456)	(2,366,917)
Investment in software development costs	(2,776,001)	(1,954,979)	(1,438,654)
Strategic investments	(5,266,239)	(3,750,000)	—
Net cash used in investing activities	(26,005,224)	(17,144,161)	(11,320,914)
Cash flows from financing activities:
(Receipt) payment of letters of credit	2,680,455	(3,165,368)	—
Retirement of debt— net	—	(4,567,095)	(174,732)
Redemption of preferred stock	—	—	(5,198,342)
Net proceeds from subsidiary equity transactions	—	13,049,895	2,000,593
Net proceeds from equity financing	143,625	150,763,399	34,309,731
Repayment of stockholders loan	109,998	—	—
Net cash provided by financing activities	2,934,078	156,080,831	30,937,250
Net (decrease) increase in cash and cash equivalents	(53,452,334)	113,074,871	4,214,919
Cash and cash equivalents, beginning of period	122,488,041	9,413,170	5,198,251
Cash and cash equivalents, end of period	$69,035,707	$122,488,041	$9,413,170

Supplemental Disclosure to the Consolidated Statements of Cash Flows	For the Year Ended December 31, 2001

Retirement of common stock	$2,464,123
Purchase Acquisitions:
Assets acquired (excluding cash)	1,948,392
Liabilities assumed	2,744,148
Market value of shares issued	27,475,090

See notes to consolidated financial statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Series A		Preferred Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Stockholder Loan	Additional Paid-in- Capital	Deficit	Total

Balance at December 31, 1998	30,031,494	$3,003,151	56,300	$5,630	5,018	$2,805,961	$(199,900)	$74,514,275	$(75,693,834)	$4,435,283

Issuance of common shares in connection with financing	4,059,783	405,978						22,611,560		23,017,538
Issuance of shares for services provided	931,294	93,129						10,696,587		10,789,716
Issuance of shares in connection with exchange of preferred stock	1,061,690	106,169	(56,300)	(5,630)						100,539
Issuance of shares in connection with exercise of stock options, stock appreciation rights and warrants	6,355,771	635,577						12,816,409		13,451,986
Adjustment to deferred stock compensation								208,343,386		208,343,386
Preferred stock redemption					(5,018)	(2,805,961)		(2,392,380)		(5,198,341)
Repayment of stockholder loans							199,900			199,900
Issuance of stockholder loans							(456,016)			(456,016)
Net loss									(234,875,271)	(234,875,271)
Preferred stock dividends and accretion									(494,431)	(494,431)
Balances December 31, 1999	42,440,032	$4,244,004	—	$—	—	$—	$(456,016)	$326,589,837	$(311,063,536)	$19,314,289
Issuance of shares in connection with public offering	4,600,000	460,000						128,909,468		129,369,468
Issuance of shares for services	947,000	94,700						7,617,788		7,712,488
Issuance of shares in connection with exercise of stock options & warrants	3,299,598	329,960						20,937,621		21,267,581
Adjustment to deferred stock compensation								(186,673,365)		(186,673,365)
Issuance of stockholder loans							(187,590)			(187,590)
Retirement of common stock	(58,476)	(5,848)						(307,636)	(2,712,654)	(3,026,138)
Net income									152,092,633	152,092,633
Balance at December 31, 2000	51,228,154	$5,122,816	—	$—	—	$—	$(643,606)	$297,073,713	$(161,683,557)	$139,869,366
Issuance of shares in connection with exercise of stock options & warrants	1,281,164	128,116						15,509		143,625
Adjustment to deferred stock compensation								(12,148,504)		(12,148,504)
Issuance of common stock for 401(k) plan	92,960	9,296						237,979		247,275
Issuance of shares in connection with acquisition	4,007,889	400,789						27,074,301		27,475,090
Recission and repayment of stockholder loans							304,571			304,571
Retirement of common stock	(728,229)	(72,823)						(1,641,300)		(1,714,123)
Net loss									(101,389,809)	(101,389,809)
Balance at December 31, 2001	55,881,938	$5,588,194	—	$—	—	$—	$(339,035)	$310,611,698	$(263,073,366)	$52,787,491

See notes to consolidated financial statements

 ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999

1. Nature of Operations

                We are a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we call Digital TV and Enhanced Media.

                We believe that our Digital TV technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity.

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

                Property and Equipment—Property and equipment is recorded at cost and depreciated on the straight-line method over its estimated useful lives (generally 3 to 5 years). Depreciation expense for the years ended December 31, 2001, 2000 and 1999 aggregated $4,309,285, $2,080,420, and $929,765, respectively.

                Patents and Patents Pending—The cost of patents, representing patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 2001 and 2000, are net of accumulated amortization of $1,607,268 and $981,248, respectively.

                Software Development Costs—The Company capitalizes costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (3 years). The unamortized balance at December 31, 2001 and 2000 is net of accumulated amortization of $2,254,842 and $1,567,435, respectively.

                Cash Equivalents and Short-Term Investments—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  The carrying amount of the investments approximates fair value due to their short maturity.

                Revenue Recognition—In businesses where the Company is delivering specific services and products, revenue is recognized from sales when a product is shipped and when services are performed.

                Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion.

                The Company recognizes the revenue allocable to indefinite software licenses upon delivery and installation of the software product, unless the fee is not fixed or determinable or collectibility is not probable.  If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.  If collectibility is not considered probable, revenue is recognized when the fee is collected.

                Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement.  When software services are considered essential, revenue under the entire arrangement is recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the services are performed.

                Where software licenses are granted for a specific period of time, with related content and maintenance contracts, revenue is aggregated and amortized on a straight-line basis over the life of the license.

                Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software installation, support and mainenance contracts.

                Accounts Receivable—Customer accounts receivable include an amount for one customer representing 33% of the Company's balance in 2001, and one customer representing 32% of the Company's balance in 2000.  The allowance for uncollectable accounts totaled $185,337 and $20,000 at December 31, 2001 and 2000, respectively.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                Financial Instruments— Effective January 1, 2001, ACTV adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company’s accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation (“Livewire”).  Prior to the adoption of SFAS 133, these warrants were carried at cost.  With the adoption of SFAS 133, the Livewire investment is recorded at fair value.  This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001.  Beginning in the first quarter of 2001, the Company records subsequent changes in the fair value of this investment in the statement of operations.

                There may be periods with significant non-cash increases or decreases to the Company’s net income/loss pertaining to the Livewire investment.  The carrying value of the Company’s derivative instrument approximates fair value. The fair value of the Livewire investment is determined by reference to underlying market values resulting from trading of Livewire on a national securities exchange and on estimates using the Black-Scholes valuation model.

                Earnings Per Share—Basic income (loss) per common share equals net loss divided by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted income per share gives effect to the potential dilution of outstanding stock options for the year ended December 31, 2000. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share for the years ended December 31, 2001 and 1999, respectively, as it would be anti-dilutive.

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

                Goodwill—The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 7-10 years. At December 31, 2001 and 2000, goodwill amounted to $12.9 and $1.4 million, net of accumulated amortization of $6.5 and $2.9 million, respectively.  Amortization of goodwill totaled $3.6, $0.4, and $0.4 million in 2001, 2000, and 1999.  The Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business.  As a result of Intellocity’s inability to achieve the operating results specified in its 2001 budget, it operated at a loss for fiscal 2001, triggering an impairment review of its long-lived assets in the fourth quarter. We developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity’s service lines to determine the fair value of the assets. Accordingly, in the fourth quarter of 2001, we recorded an impairment charge of $11.2 million.  Future impairments, if any, will be recognized through a charge to operations, in the period in which the impairment is deemed to exist.

                Fair Value of Financial Instruments —The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value.

                Stock—Based Compensation—The Company applies the intrinsic–value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employee”, (“APB 25”) and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 (“SFAS 123), Accounting for Stock Based Compensation. Certain of the Company’s options are subject to variable plan accounting under APB 25 which results in the recording of charges or credits to compensation expense for increases or decreases in the market value of the stock in excess of the price of certain options and an offsetting entry is recorded to additional paid in capital. The Company amortizes stock based compensation arising from certain employee stock option grants over the vesting periods of the related options, generally three years.

                Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                Reclassifications—Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

                Recent Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations, (“SFAS 141”), which is effective for business combinations initiated after June 30, 2001 established accounting and reporting form business combinations by requiring that all business combinations be accounted for under the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  The Company will adopt SFAS 141 for any future business combinations that are consummated.

                In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS 142 beginning on January 1, 2002.  Application of the non-amortization provisions of SFAS 142 would have been expected to result in a decrease in net loss before extraordinary items of approximately $3.6 million per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS 142.  The Company anticipates the adoption of SFAS 142 as of the beginning of 2002.  The Company has not yet determined the final expected effect the adoption of SFAS 142 will have on its statement of financial condition, but does not believe it will be material.

                As of August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets.  The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset.  Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

indeterminable lives.  The Company does not believe that that the adoption of SFAS 143 will impact the Company’s financial condition, cash flows and results of operations.  The Company plans to adopt SFAS 143 during the first quarter of 2003.

                In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, (“SFAS 144”), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, (“SFAS 121”), Accounting for the Disposal of Long-Lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company does not believe that the adoption of SFAS 144 will have an impact on the Company’s financial condition and results of operations.  The Company will adopt SFAS 144 during the first quarter of 2002.

3. Merger and Acquisition Activity

Acquisition

                On March 7, 2001, the Company acquired all of the assets and business of Intellocity, Inc., (“Intellocity”) a technology and engineering solutions provider focusing on the interactive television market. The Company acquired Intellocity for 4,007,890 shares of the Company’s common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of the Company’s common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. The Company was obligated to make an additional payment of up to 1.5 million shares and options contingent upon Intellocity’s achieving certain performance targets for the year ended December 31, 2001. Intellocity did not meet those targets. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions range over 4 years. The acquisition was accounted for under the purchase method of accounting in the first quarter of 2001.

                The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million.  Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.4 million and is being amortized over 7 years. As a result of the Company’s year-end review of the realizability of the full goodwill value attributed to Intellocity, the Company recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million. The results of Intellocity's operations are included in the Company's consolidated results from the date of acquisition.

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

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                The following table represents the results of operations on a pro forma basis, as if the acquisition of Bottle Rocket and Intellocity had been completed on January 1, 2000.  These pro forma results include estimates and assumptions that management believes are reasonable.

	For the Year Ended December 31,
	2001	2000
Revenues	$15,350,452	$16,340,236

(Loss) Income before Minority Interest, Extraordinary Item, and Cumulative effect of accounting change	(46,711,798)	148,642,434

(Loss) Income before Extraordinary Item and Cumulative effect of accounting change	(43,505,316)	150,385,791

Net (Loss) Income	(102,237,513)	148,974,652

Basic
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.78)	$3.04
Extraordinary item	—	(0.03)
Cumulative effect of accounting change	(1.05)	—
Basic (loss)/income per share	$(1.83)	$3.01

Diluted
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.78)	$2.48
Extraordinary item	—	(0.03)
Cumulative effect of accounting change	(1.05)	—
Diluted (loss)/income per share	$(1.83)	$2.45

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

 4. Property and Equipment

                Property and equipment—net at December 31, 2001 and 2000 consisted of the following (at cost):

	2001	2000
Machinery and equipment	$11,981,141	$8,138,082
Office furniture and fixtures	1,023,691	3,253,895
Leasehold improvements	868,633	5,992,172
	13,873,465	17,384,149

Less accumulated depreciation and amortization	(7,528,835)	(4,755,917)

	$6,344,630	$12,628,232

5. Financing Activities

Common Stock Financing

                During the years ended December 31, 2001, 2000 and 1999, the Company raised approximately $0, $129.4 and $23.0 million, respectively, from sales of common stock to outside investors and $0.1, $21.3 and $13.5 million, respectively, from the exercise of stock options and warrants.

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

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

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

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

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

Preferred Stock Rights Agreement

                Our policy is and has been to license our technology and arrange joint ventures for its use in a number of different industries. In August 2000, our Board of Directors adopted a Preferred Stock Rights Agreement, which gives our Board of Directors certain alternative courses of action if a potential acquirer of 15% or more of our common stock is deemed unlikely to further such policy or if such potential acquirer is deemed likely to act inconsistently with the best interests of our stockholders. Pursuant to the Preferred Stock Rights Agreement, we could distribute certain preferred stock purchase rights to our current stockholders. These rights would become exercisable if an outside party became the beneficial owner of 15% or more of our issued and outstanding common stock, unless our Board of Directors determines to defer the exercise of, or redeem, such rights. The potential acquirer’s rights under the Preferred Stock Rights Agreement will be null and void. Once exercisable, each preferred stock purchase right would entitle the holder thereof to purchase .001 of a share of our Series C Preferred Stock at an exercise price of $0.00001 per share. Each share of our Series C Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of our stockholders. Once issued our Board of Directors could vote to exchange the preferred stock purchase rights for shares of our common stock. A potential acquirer may be discouraged from completing an acquisition if it could not be assured of having control of us.

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

                ACTV Entertainment, Inc. (“Entertainment”) and HyperTV Networks, Inc. are subsidiaries of ACTV, Inc. In part as an anti-takeover defense, in 1997 and 1998 Entertainment and HyperTV granted stock options for their respective Class B common shares to a limited number of their officers and employees, which Class B stock options—as amended in December, 1999—were to become exercisable only upon a “change of control” of ACTV, Inc., as the term “change of control” was defined in those options. Effective October 2, 2000, all of those Class B stock options were terminated, with the result that there are no options outstanding at this date with respect to any of the Class B shares of either Entertainment or HyperTV.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

6. Stock Options and Warrants

                At December 31, 2001, the Company had reserved shares of Common Stock for issuance as follows:

	Authorized	Granted (net of cancellations)	Exercised	Outstanding
1989 Non-Qualified Stock Option Plan	100,000	85,000	(82,000)	3,000
1996 Qualified Stock Option Plan	500,000	493,484	(377,879)	115,605
1998 Qualified Stock Option Plan	900,000	761,998	(190,995)	571,003
1999 Qualified Stock Option Plan	1,500,000	1,222,500	(164,047)	1,058,453
2000 Qualified Stock Option Plan	4,000,000	2,905,116	(30,107)	2,875,009
Options and warrants granted outside of formal plans		19,335,215	(10,620,803)	8,714,412

Total		24,803,313	(11,465,831)	13,337,482

                During the years 2001, 2000, 1999, 1998, 1996 and 1989 the Board of Directors approved stock option plans providing for stock option grants to employees and others who provide significant services to the Company.

                At December 31, 2001, the Company also had outstanding options and warrants not issued pursuant to a formal plan that were issued to directors, certain employees, and consultants and pursuant to financing transactions for the purchase of common stock. The prices of these options and warrants range from $0.24 to $90.19 per share; they have expiration dates in the years 2001 through 2010. The options and warrants granted are not part of the stock option plans discussed above.

                As a result of certain cashless exercise features, options totaling 6.9 million outstanding at December 31, 2001, are subject to variable option accounting treatment.  A reduction in deferred stock-based compensation expense of $12.1 million and $186.7 million related to these variable options was recorded in the year ended December 31, 2001 and 2000, respectively. Deferred stock-based compensation expense of $208.3 million related to these options was recorded for the year ended December 31, 1999.  We recorded stock-based compensation expense in relation to increases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment.  To the extent that we had a stock-based compensation expense liability at the beginning of a given reporting period, we recognized a reduction in expense related to the unexercised vested variable options for that period based on a reduction of the market price for our common stock at the end of the period.

                In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment in our financial statements.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                A summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999 is as follows:

	2001 Shares	2001 Wtd. Avg. Exer. Price	2000 Shares	2000 Wtd. Avg. Exer. Price	1999 Shares	1999 Wtd. Avg. Exer. Price
Outstanding at beginning of period	18,696,202		16,736,838		7,850,007
Options and warrants granted	2,385,837	1.72	4,698,976	$8.87	14,863,501	$8.20
Options and warrants exercised	(404,442)	2.15	(2,622,196)	$6.74	(5,801,670)	$1.98
Options and warrants forfeited/expired	(7,340,115)	12.31	(117,416)	$11.75	(175,000)	$4.00

Outstanding at end of period	13,337,482	4.21	18,696,202	$7.66	16,736,838	$7.44

Options and warrants exercisable at end of period	7,827,291	3.12	10,061,021	$8.28	9,369,330	$9.08

                The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding at 12/31/2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2001	Weighted Average Exercise Price
$0.00 to 4.00	8,413,295	4.0 Years	$1.56	6,181,596	$1.44
$4.01 to 8.00	2,687,086	3.6 Years	$6.83	399,753	$6.50
$8.01 to 12.00	1,516,000	1.5 Years	$9.88	1,149,838	$10.11
$12.01 to 16.00	720,500	2.2 Years	$13.49	95,503	$13.50
$16.01 to 100.00	601	3.6Years	$81.85	601	$81.85

Total Number Outstanding	13,337,482			7,827,291

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                The weighted average exercise price of options granted during 2001, 2000 and 1999 was $1.72, $8.87, and $8.20 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company’s common stock on the date of grant. The Company applies APB No. 25 and related Interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company’s option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company’s net income (loss) and income (loss) per basic and diluted share for the years ended December 31, 2001, 2000, and 1999 would have been changed to the pro forma amounts indicated below:

	2001	2000	1999
Net (loss)/income to common stockholders
As reported	$(101,389,809)	$152,092,633	$(235,369,702)
Pro forma	$(103,947,008)	$129,426,485	$(237,772,519)

Basic
Net (loss)/income per share
As reported
Before extraordinary item	$(0.77)	$3.10	$(6.11)
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	(1.07)	—	—
Basic net (loss)/income per share	$(1.84)	$3.07	$(6.11)

Pro forma
Before extraordinary item	$(0.82)	$2.63	$(6.18)
Extraordinary item	—	(0.03)	—
Cumulative effect of accounting change	(1.07)	—	—
Basic net(loss)/income per share	$(1.89)	$2.60	$(6.18)

Diluted
Net (loss)/income per share
As reported
Before extraordinary item	$(0.77)	$2.53	$(6.11)
Extraordinary item	—	(0.02)	—
Cumulative effect of accounting change	(1.07)	—	—
Diluted net (loss)/income per share	$(1.84)	$2.51	$(6.11)

Pro forma
Before extraordinary item	$(0.82)	$2.16	$(6.18)
Extraordinary item	—	(0.02)	—
Cumulative effect of accounting change	(1.07)	—	—
Diluted net(loss)/income per share	$(1.89)	$2.14	$(6.18)

                The Company estimated the fair value of options issued during 2001, 2000, and 1999 on the date of each grant using the Black–Scholes option–pricing model with the following weighted–average assumptions: no dividend yield, expected volatility for 2001, 2000, and 1999 of 128%, 122%, and 94%, respectively, and a risk free interest rate of 5% for 2001 and 6% for 2000 and 1999.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

7. Stock Appreciation Rights Plans

                As of December 31, 1998, the Company had granted 896,000 outstanding Stock Appreciation Rights (“SARs”) (with an exercise price of $1.50 per share). The SARs expired between 2001 and 2006. In May 1999, three directors agreed to retroactively exercise their vested SARs for unregistered shares of common stock, based upon the closing market price of $3 15/16 on January 4, 1999. As a result, the SARs expense for the first quarter of 1999 was approximately $3.2 million less than it would have been otherwise. In September 1999, all remaining SARs were converted into options that became part of the Company’s 1999 Option Plan. In 1999, this conversion resulted in expense of $1.3 million with an additional charge of $381,000 to future periods when the corresponding options vest. In September 1999, the Company exchanged all of the outstanding SARs for stock options with the same exercise prices and vesting dates and cancelled its SAR plans. To account for this exchange, for the year ended December 31, 1999, the Company simultaneously incurred non-cash compensation expense of $1,254,000 as a component of selling and administrative expense and non-cash income of $2.6 million from the elimination of the related SAR liability. Additionally, the Company incurred a $381,000 non-cash charge to deferred expenses for rights that had not vested as of December 31, 1999.

                The stock appreciation rights expense for the year ended December 31, 1999 was $1,950,330. In September 1999, all remaining SARs were converted into options under our 1999 option plan. Deferred expenses were recorded related to SARs that had not yet vested. In May 2001 and May 2000, we recognized $75,000 and $306,000, respectively, of those deferred expenses as period costs.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

8. Income Taxes

                The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

                Deferred income taxes reflect the net tax effects at an effective tax rate of 40% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred tax asset as of December 31, 1999, 2000 and 2001 are as follows (amounts in 000's):

	1999	2000	2001
Deferred tax assets:
Operating loss carryforwards	$27,388	$40,684	$64,199
Differences between book and tax basis of property	1,561	635	2,409
Capital loss	—	—	300
Warrant	—	—	23,180
Deferred compensation	83,678	5,980	1,121
Other	—	—	142
Total	112,927	47,299	91,351
Deferred tax liabilities:
Differences between book and tax basis of property	(305)	(477)	—

Net deferred tax asset before valuation allowance	112,322	46,822	91,351
Valuation allowance	(112,322)	(46,822)	(91,351)

Net deferred tax asset	$—	$—	$—

                The increase in the valuation allowance for the year ended December 31, 2001 was approximately $44.5 million, and the decrease in the valuation allowance for the year ended December 31, 2000 was approximately $65.5 million.  The increase in the valuation allowance for the year ended December 31, 1999 was approximately $91.5 million.  There was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

                Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability. In the event of an ownership change, we would not be able use our pre-ownership—change net operating losses in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term federal rate.

                At December 31, 2001 and 2000, the Company had Federal net operating loss (“NOL”) carryovers of approximately $160.5 and $115.2 million, respectively. These carryovers will expire between the years 2002 and 2022. There may be some limitation on the use of these net operating loss carryforwards under the Internal Revenue Code Section 382 ownership change rules.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

During 2000, the Company entered into an investment that created a foreign subsidiary called Digital ADCO International. Although there are currently no material tax implications, the investment may result in an income tax liability that is not limited by the Company’s existing NOL.

9.  Retirement Plan

                The Company sponsors a 401(k) savings plan for employees who have completed at least one full year of service. The Company has a policy of matching employee 401(k) deferrals, dollar for dollar, up to the first 5% of the participating employee’s annual compensation. Percentage vesting of the matching contributions is based on an employee’s term of service with the Company, starting at 20% for employees with more than two years of service, and increasing ratably to 100% for employees with more than six years of service. To date, the Company has made all such contributions in the form of its common stock. In 2001, 2000 and 1999, the Company contributed the common stock equivalent of $247,275, $154,565, and $132,162, respectively.

10.  Commitments

                At December 31, 2001, future aggregate minimum lease commitments under non-cancelable operating leases, were as follows:

Year

Commitment

2002	$961,438
2003	909,271
2004	791,602
2005	557,403
2006	427,595
Thereafter	4,175,160
Total	$7,822,469

The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 2001, 2000 and 1999 aggregated $2,711,375, $1,240,625 and $577,956, respectively.

11.  Concentration of Credit Risk

                Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. Concentrations of risk with respect to trade receivables exist because of the relatively few companies or other organizations with which the Company currently does business. The Company attempts to limit these risks by closely monitoring the credit of those to whom it is contemplating providing its products, and continuing such credit monitoring activities and other collection activities throughout the payment period. In certain instances, the Company will further minimize concentrations of credit risks by requiring partial advance payments for the products provided. The Company’s temporary cash investments consist of investments with high quality financial institutions.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                Individual customers accounted for more than 10% of the Company’s revenues during the years ended 2001, 2000 and 1999. For the year ended December 31, 2001, two individual customers accounted for the following percentages of sales: 11% and 16%.  For the year ended December 31, 2000, an individual customer accounted for 23% of sales. For the year ended December 31, 1999, four individual customers accounted for the following percentages of sales: 10%, 10%, 11%, and 12%.

                Included in accounts receivable at December 31, 2001 were receivables from one customer that accounted for 33% of such balance.  Included in accounts receivable at December 31, 2000 were receivables from one customer that accounted for 32% of such balance.

12.  Fair Value of Financial Instruments

                The Company acquired a warrant to purchase common shares of Liberty Livewire LLC as described in Note 14. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of their short maturity.

13.  Segment Reporting

                We have two principal business segments: The Digital Television segment provides technologies, applications and technical services for interactive television, targeted advertising, and  advertising sales management.

                The Enhanced Media segment, which develops, markets and licenses technologies, applications and services for the convergence of the Internet with television and other video programming.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                Information concerning the Company’s business segments in 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Revenues
Digital Television	$4,074,434	$—	$—
Enhanced Media	9,614,181	8,016,453	2,909,642
Total	$13,688,615	$8,016,453	$2,909,642

Depreciation & Amortization
Digital Television	$2,870,503	$1,675,434	$891,729
Enhanced Media	1,631,521	1,183,473	565,466
Unallocated Corporate	4,931,602	1,048,724	660,901
Total	$9,433,626	$3,907,631	$2,118,096

Interest Income (Expense)
Digital Television	$246,454	$(29,229)	$(1,014,617)
Enhanced Media	10,875	4,709	15,872
Unallocated Corporate	3,923,594	7,466,830	420,358
Total	$4,180,923	$7,442,310	$(578,387)

Net (Loss)/Income Before Preferred Stock Dividends and Accretion
Digital Television	$(8,060,807)	$(8,864,572)	$(6,203,020)
Enhanced Media	(67,259,636)	(14,146,874)	(8,069,935)
Unallocated Corporate	(26,069,366)	175,104,079	(220,601,316)
Total	$(101,389,809)	$152,092,633	$(234,875,271)

Capital Expenditures
Digital Television	$1,815,830	$2,722,138	$591,819
Enhanced Media	96,430	2,249,498	1,669,750
Unallocated Corporate	6,093,649	5,966,820	105,348
Total	$8,005,909	$10,938,456	$2,366,917

Current Assets
Digital Television	$4,061,843	$10,290,068	$1,857,449
Enhanced Media	4,735,475	2,382,673	2,240,564
Unallocated Corporate	72,206,506	114,756,611	7,917,735
Total	$81,003,824	$127,429,352	$12,015,748

Total Assets
Digital Television	$12,022,462	$17,010,470	$6,244,009
Enhanced Media	24,471,782	83,127,887	6,000,980
Unallocated Corporate	103,093,077	135,370,223	16,739,389
Total	$139,587,321	$235,508,580	$28,984,378

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

14.  Investments

                In 2000, the Company entered into various strategic equity investments in privately held companies that operate in its industry. The Company does not exercise effective control or significant influence over operations for any of these strategic equity investments. At December 31, 2000, the investments were stated at cost, aggregating $3.3 million. During 2000, the Company wrote-off an investment for $750,000; the charge was recorded in selling and administrative expenses. During 2001, the Company increased its gross investment assets by $5.3 million.

                For the year ended December 31, 2001, the Company recorded a writedown, reflected in selling, general and administrative expenses, of $1.0 million related to certain of its strategic investments that the Company deemed to be other than temporarily impaired.  The balance of the Company’s total strategic cost investments is $7.4 million at December 31, 2001.

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

                In connection with entering into the joint marketing agreement, the Company received a warrant to acquire 2,500,000 shares of Livewire common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, vests ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The Company recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black–Scholes pricing model) at the time the agreement was executed. As of January 1, 2001 changes in fair value in the investment in warrant will be recorded to the statement of operations as the Company adopted SFAS No. 133. The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire. The Company does not currently expect to exercise or register shares in the coming year.

                The deferred revenues recorded by the Company are being amortized into revenue over a period of 21 years, the contractual term of the joint marketing venture.

15.  Executive Compensation

                For the years ended December 31, 2001 and 2000, and 1999, we incurred executive incentive compensation expense of $2.3 million $6.9 million, and $3.1 million respectively.  This expense, which related to an executive incentive compensation provision that subsequently was cancelled, was based on changes in the market value of our common stock and paid in unregistered securities.  The compensation recognized was contingent on continued employment of the executive and subject to forfeiture.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

16.  Corporate Restructuring

                During the third and fourth quarter 2001, the Company completed certain restructuring initiatives.  The restructuring charge totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses.  The restructuring charge includes a non-cash expense totaling $10.6 million, which is the net effect of the write-off of property and equipment for abandoned leased office space in excess of a reversal of rent liability for the leased space. Also included is approximately $2.3 million for employee severance expenses, of which $1.5 million was paid in cash during the year ended December 31, 2001.  At December 31, 2001 the Company had $0.8 million remaining in accrued restructuring charges to be paid out over the first two quarters of 2002.

17.  Supplemental Disclosure of Cash Flow Information

                For the years ended December, 2001 and 2000 we recorded deferred expense of $1.5 million and $4.6 million, respectively, for stock–based compensation.

                We also recorded revenue of $3.3 million and $1.8 million during the years ended December 31, 2001 and 2000, respectively, relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 14).

                The Company made no cash payments of interest or income taxes during the year ended December 31, 2001. During the years ended December 31, 2000 and 1999, the Company made cash interest payments of $204,976 and $739,263, respectively, primarily related to the $5.0 million original fair value note, and no cash payments of income tax.

18.  Digital ADCO

                We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at December 31, 2001. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO, and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. In August 2000, Digital ADCO, Inc. received. a direct minority investment by OpenTV Corp. OpenTV also contributed patents on a non-exclusive basis to Digital ADCO.  Concurrently, Digital ADCO, Inc. and OpenTV together created a new subsidiary, named SpotOn International Ltd, to license and exploit Digital ADCO’s technology outside the U.S., Canada and Mexico. Digital ADCO, Inc.’s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share and Class B common stock, having 25 votes per share. All of Digital ADCO’s issued and outstanding shares are presently held by three investors. OpenTV currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband, the co-founders of Digital ADCO, own the issued and outstanding Class B common shares. ACTV, Inc. currently exercises voting control of Digital ADCO.

                For the periods ended December 31, 2001, 2000 and 1999, we allocated losses in the amount of $2,890,505, $1,622,957 and $588, respectively, from Digital ADCO and SpotOn International, Ltd. to Motorola Broadband and OpenTV.

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

19.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly financial information; all adjustments necessary for a fair presentation of each period were included.

Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands Except Per Share Data)
Revenues	$3,273	$4,226	$3,259	$2,929
Operating loss	(13,956)	(6,818)	(6,055)	(22,187)

Net (loss)/income	(79,109)	8,128	(9,610)	(20,799)

Net (loss)/income per share
Basic
(Loss) Income before extraordinary item and cumulative effect of accounting change	$(0.39)	$0.15	$(0.17)	$(0.39)
Extraordinary item	—	—	—	—
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—	—	—
Basic net (loss) income per share	$(1.51)	0.15	$(0.17)	$(0.39)

Diluted
(Loss) income before extraordinary item and cumulative effect of accounting change	$(0.39)	$0.14	$(0.17)	$(0.39)
Extraordinary item	—	—	—	—
Cumulative transition effect of adopting SFAS No. 133	(1.12)	—	—	—
Diluted net (loss)/income	$(1.51)	$0.14	$(0.17)	$(0.39)

Year Ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,393	$1,655	$2,794	$2,174
Operating income (loss)	33,269	84,899	(6,534)	32,683
Net income (loss) before extraordinary item	34,176	87,405	(3,715)	35,466
Extraordinary item	—	(1,411)	—	—

Net income (loss)	34,346	85,994	(3,715)	35,466

Net (loss)/income per share
Basic
Income/(loss) before extraordinary item	$0.76	$1.73	($0.07)	$0.72
Extraordinary item	—	(0.03)	—	—
Basic net income/(loss) per share applicable to common shareholders	$0.76	$1.70	($0.07)	$0.72

Diluted
Income/(loss) before extraordinary item	$0.58	$1.48	($0.07)	$0.58
Extraordinary item	—	(0.02)	—	—
Diluted net income/(loss) per share applicable to common shareholders	$0.58	$1.46	($0.07)	$0.58

ACTV, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements for the
Years Ended December 31, 2001, 2000, and 1999 (Continued)

                Earnings per common share are computed independently for each of the quarters presented.  Therefore the sum of the quarters may not be equal to the full year earnings or per share amounts.  Additionally, quarterly amounts for 2000 have been restated to reflect the business combination, which was accounted for under the pooling method and took place on August 18, 2000.

Results for the first quarter of 2001 include additional depreciation and amortization expense in the amount of $1.8 million due to the relocation to a new facility and the amortization of goodwill related to the purchase of Intellocity, Inc. Additionally, executive incentive compensation expense was recorded in the amount of $2.3 million.

                Results for the third quarter of 2001 included a write-down of an investment in warrant in the amount of  $59.6 million and a restructuring charge of $5.6 million. Results for the fourth quarter 2001 included additional restructuring charges of $1.0 million.

                Results for the second quarter of 2000 included a loss on extinguishment of debt which was recorded as an extraordinary item.  The extraordinary loss included a prepayment premium of $0.4 and the unamortized original issue discount of and deferred issue costs of $1.0 million or $0.03 per share.

20.  Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted (loss)/income per share:

	Years ended December 31,
	2001	2000	1999
Numerator:
(Loss)/income before extraordinary item and cumulative effect of accounting change	$(41,628,989)	$153,503,772	$(235,369,702)
Extraordinary loss on early extinguishment of debt	—	(1,411,139)	—
Cumulative transition effect of adopting SFAS No. 133	(58,732,197)	—	—
Net (loss)income applicable to common stockholders	$(101,389,809)	$152,092,633	$(235,369,702)

Denominator:
Basic weighted-average shares outstanding	55,014,772	49,501,885	38,491,044
Weighted-average options outstanding	—	11,217,763	—
Diluted weighted average shares outstanding	55,014,772	60,719,648	38,491,044

Basic
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.77)	$3.10	$(6.11)
Extraordinary item	—	(0.03)	—
Cumulative transition effect of adopting SFAS No. 133	(1.07)	—	—
Basic (loss)/income per share	$(1.84)	$3.07	$(6.11)

Diluted
(Loss)/income per share before extraordinary item and cumulative effect of accounting change	$(0.77)	$2.53	$(6.11)
Extraordinary item	—	(0.02)	—
Cumulative transition effect of adopting SFAS No. 133	(1.07)	—	—
Diluted (loss)/income per share	$(1.84)	$2.51	$(6.11)

                14.(a)2.  Financial Statement Schedule

                The following Financial Statement Schedule for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 is filed as part of this Annual Report.

                Schedule II—Valuation and Qualifying Accounts and Reserves

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended 12/31/99:
Accounts receivable allowance for doubtful accounts	—	—	—	—	—
Year ended 12/31/00:
Accounts receivable allowance for doubtful accounts	—	$68,600	—	$48,600	$20,000
Year ended 12/31/01:
Accounts receivable allowance for doubtful accounts	$20,000	$187,480	—	$22,143	$185,337

                In 1999 there was no accounts receivable allowance.

                SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 12th day of April 2002.

ACTV, INC.
Registrant

/s/ David Reese
David Reese
Chairman, Chief Executive Officer and Director

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ David Reese	Chairman, Chief Executive Officer and Director	April 12, 2002
David Reese

/s/ Christopher C. Cline	Senior Vice President and Chief Financial Officer	April 12, 2002
Christopher C. Cline

/s/ Day L. Patterson	Executive Vice President, General Counsel and Secretary	April 12, 2002
Day L. Patterson

/s/ William C. Samuels	Director	April 12, 2002
William C. Samuels

/s/ John C. Wilcox	Director	April 12, 2002
John C. Wilcox

/s/ Michael J. Pohl	Director	April 12, 2002
Michael J. Pohl

                INDEX TO EXHIBITS

                (a)           3.  EXHIBITS (inapplicable items omitted):

Exhibits

2.1	Agreement and Plan of Merger dated March 7, 2001, between ACTV, Inc. and Intellocity, Inc. ####
3.1(a)	Restated Certificate of Incorporation of ACTV, Inc. *
3.1(b)	Amendment to Certificate of Incorporation of ACTV, Inc. **
3.1(c)	Deleted.
3.1(d)	Amendment to Certificate of Incorporation of ACTV, Inc. ##
3.1(e)	Amended and Restated Certificate of Incorporation of ACTV, Inc. ####
3.2	By-Laws of ACTV, Inc. *
3.2(a)	Amended By-Laws of ACTV, Inc. ####
9.1	Deleted.
9.2	Deleted.
10.1	Deleted.
10.2	Form of 1989 Employee Incentive Stock Option Plan. *
10.3	Form of Amendment No. 1 to 1989 Employee Incentive Stock Option Plan. *
10.4	Form of 1989 Employee Non-qualified Stock Option Plan. *
10.5	Form of Amendment No. 1 to 1989 Employee Non-qualified Stock Option Plan. *
10.8	1996 Non-qualified Stock Option Plan. ****
10.9	1992 Stock Appreciation Rights Plan. ****
10.10	1996 Stock Appreciation Rights Plan. ****
10.11	Deleted — replaced by 10.40
10.12	Deleted — replaced by 10.41
10.13	Deleted — replaced by 10.42
10.14	Master Programming License Agreement dated December 2, 1996, by and between ACTV, Inc. and Liberty/Fox Sports, LLC. ****
10.15	Enhancement License Agreement dated December 4, 1996, by and between ACTV, Inc. and Prime Ticket Networks, L.P., d/b/a Fox Sports West. ++, ****
10.16	Enhancement License Agreement dated February 28, 1997, by and between ACTV, Inc. and ARC Holding, Ltd., d/b/a Fox Sports Southwest. ++, ****
10.17	Agreement dated March 30, 1995 between General Instrument Corporation and ACTV, Inc.***
10.18	Deleted.
10.19	Deleted.
10.21(a)	Deleted.
10.21(b)	Deleted.
10.21(c)	Option Agreement dated September 29, 1995 between ACTV, Inc. and Richard H. Bennett. ***
10.21(d)	Assignment dated September 29, 1995 between ACTV, Inc. and Richard H. Bennett. ***
10.21(e)	Deleted — replaced by 10.44(a).
10.21(f)	Deleted.
10.21(h)	Deleted — replaced by 10.44(b).
10.21(j)	Deleted — replaced by 10.44(c).
10.22	Deleted — expired.
10.23(a)	Deleted — replaced by 10.43(a).
10.23(b)	Deleted — replaced by 10.43(b).
10.23(c)	Deleted — replaced by 10.43(c).

10.23(d)	Deleted.
10.23(e)	Deleted.
10.23(f)	Deleted.
10.23(g)	Deleted.
10.24(a)	Deleted.
10.24(b)	Deleted.
10.24(c)	Deleted.
10.24(d)	Deleted.
10.24(e)	Deleted.
10.25(a)	Deleted.
10.25(b)	Deleted.
10.25(c)	Deleted.
10.26(a)	Deleted.
10.26(b)	Deleted.
10.26(c)	Deleted.
10.26(d)	Deleted.
10.26(e)	Deleted.
10.26(f)	Deleted.
10.26(f)1	Deleted.
10.26(g)	Deleted.
10.26(h)	Deleted.
10.26(i)	Deleted.
10.26(j)	Deleted.
10.26(k)	Deleted.
10.26(l)	Deleted.
10.26(l)1	Deleted.
10.27	Deleted.
10.28	Deleted.
10.29	Deleted.
10.30	Deleted — replaced by 10.45
10.31	Deleted — replaced by 10.46
10.32	Deleted.
10.33	Deleted.
10.34	Deleted.
10.35	Deleted.
10.36	Deleted.
10.37	Deleted.
10.38	Deleted.
10.39	Deleted.
10.40	Deleted — superseded by 10.40.2
10.41.1	Deleted — superseded by 10.40.2.
10.40.2	Deleted.
10.41	Deleted — superseded by 10.41.1.
10.41.1	Employment agreement dated as of August 1, 1995, as amended October 6, 1999, between ACTV, Inc. and David Reese. ++++
10.42	Deleted — superseded by 10.42.2.

10.42.1	Deleted — superseded by 10.42.2.
10.42.2	Employment agreement dated as of August 1, 1995, as amended January 18, 2001, between ACTV, Inc. and Bruce Crowley. ####
10.43(a)	Deleted — superseded by 10.51.
10.43(b)	Deleted — superseded by 10.52.
10.43(c)	Deleted — superseded by 10.53.
10.44(a)	Deleted — superseded by 10.44(a)1.
10.44(a)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and William Samuels. ++++
10.44(b)	Deleted — superseded by 10.44(b)1.
10.44(b)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and David Reese. ++++
10.44(c)	Deleted — superseded by 10.44(c)1.
10.44(c)1	Amended stock option agreement dated December 1, 1995 between ACTV, Inc. and Bruce Crowley. ++++
10.45	Amended license agreement dated March 8, 1999, between ACTV, Inc. and ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997. +++
10.46	Amended license agreement dated March 8, 1999, between ACTV, Inc. and HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997. +++
10.47	Patent assignment and license agreement between ACTV, Inc. and Earthweb, Inc. dated December 1, 1997. +++
10.48	Deleted
10.48.1	Deleted.
10.49	Deleted.
10.50	Deleted.
10.51	Deleted — superseded by 10.51.1
10.51.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and William C. Samuels. ####
10.52	Deleted — superseded by 10.52.1
10.52.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and Bruce Crowley. ####
10.53	Deleted — superseded by 10.53.1
10.53.1	Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and David Reese. ####
10.54	Lease dated as of December 1, 1999 between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ++++
10.54.1	Lease dated as of December 1, 1999, as amended May 23, 2000, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ####
10.54.2	Fourth amendment to lease as of October 5, 2001, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant.@
10.55	2000 Stock Incentive Plan ##
10.56	Cooperative Venture Agreement dated April 13, 2000 by and among HyperTV Networks, Inc., Liberty Livewire LLC, and HyperTV with Livewire, LLC. ###
10.57	Employment agreement dated as of October 1, 2000 between ACTV, Inc. and Kevin M. Liga. ####
10.58	Deleted.

10.59	2001 Stock Incentive Plan. #
21	Subsidiaries of the Registrant ####

*	Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
**	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1993.
***	Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
****	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1996.
*****	Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
******	Incorporated by reference from Form S-3 Registration Statement filed on December 30, 1998.
+	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1997.
++

Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.

+++	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1998.
++++	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 1999.
#	Incorporated by reference to ACTV, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 3, 2001.
##	Incorporated by reference to ACTV, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 17, 2000.
###	Incorporated by reference to ACTV, Inc.’s amended quarterly report on Form 10Q/A for the quarter ended June 30, 2000
####	Incorporated by reference to ACTV, Inc.’s Form 10-K for the year ended December 31, 2000.
@	Filed herewith