Form 10-Q
period 2002-03-31
ACTV INC /DE/
filed 2002-05-15
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

ACTV, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2907258 (I.R.S. Employer Identification No.)

233 PARK AVENUE SOUTH NEW YORK, NEW YORK (Address of principal executive offices)	10003 (Zip Code)

(212) 497-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

As of May 8, 2002, there were 55,949,958 shares of the registrant’s common stock outstanding.

ITEM 1.       FINANCIAL STATEMENTS

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2002	DECEMBER 31, 2001

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$54,082,513	$69,035,707
Short-term investments	17,414,676	8,951,695
Accounts receivable-net	1,695,099	1,319,805
Other	1,327,195	1,696,617

Total current assets	74,519,483	81,003,824

Property and equipment-net	5,701,763	6,344,631

Other assets:
Restricted cash	484,913	484,913
Investment in warrant	13,795,482	16,255,355
Investments—other	7,397,776	7,397,776
Patents and patents pending	8,335,063	8,425,889
Software development costs	5,637,524	5,310,100
Goodwill	12,935,701	12,935,701
Other	1,359,156	1,429,132

Total other assets	49,945,615	52,238,866

Total assets	$130,166,861	$139,587,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,650,704	$5,664,088
Deferred revenue	3,886,755	4,068,450

Total current liabilities	7,537,459	9,732,538

Deferred revenue	66,061,685	66,966,638
Minority interest	9,311,838	10,100,654

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,886,982 at March 31, 2002, and 55,881,938 at December 31, 2001	5,588,698	5,588,194
Additional paid-in capital	304,594,970	310,611,698
Stockholder loans	(305,281)	(339,035)
Accumulated deficit	(262,622,508)	(263,073,366)

Total stockholders’ equity	47,255,879	52,787,491

Total liabilities and stockholders’ equity	$130,166,861	$139,587,321

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Revenues	$3,186,421	$3,273,442

Costs and expenses:
Selling, general and administrative expenses	6,050,416	14,089,135
Stock-based compensation (income)/expense	(6,002,831)	1,302,494
Depreciation and amortization	1,305,461	1,419,522
Amortization of goodwill	—	418,498

Total costs and expenses	1,353,046	17,229,649

Income/(loss) from operations	1,833,375	(13,956,207)

Interest income	288,540	1,620,408

Other expense	2,459,873	8,735,412

Loss before minority interest and cumulative effect of accounting change	(337,958)	(21,071,211)

Minority interest-subsidiaries	788,816	694,615

Income/(loss) before cumulative effect of accounting change	450,858	(20,376,596)

Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)

Net income/(loss)	$450,858	$(79,108,793)

Net income/(loss) per share
Basic
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Basic net income/(loss) per share	$0.01	$(1.51)

Diluted
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Diluted net income/(loss) per share	$0.01	$(1.51)

Shares used in basic calculations	55,883,934	52,358,579

Shares used in diluted calculations	56,862,945	52,358,579

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Cash flows from operating activities:
Net income/(loss)	$450,858	$(79,108,793)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative transition effect of adopting SFAS No. 133	—	58,732,197
Change in fair value of warrant	2,459,873	8,735,412
Depreciation and amortization	1,305,461	1,838,019
Amortization of deferred revenue	(904,953)	(904,953)
Deferred revenue	(181,695)	(147,334)
Stock-based compensation	(6,002,831)	1,302,494
Common stock issued in lieu of cash payment	—	1,767,275
Minority interest	(788,816)	(694,615)

Changes in assets and liabilities:
Accounts receivable	(375,294)	(1,152,241)
Other assets	386,543	(995,571)
Accounts payable and accrued expenses	(2,013,383)	(4,914,100)

Net cash used in operating activities	(5,664,237)	(15,542,210)

Cash flows from investing activities:
Investment in short-term investments	(8,462,981)	—
Investment in patents	(71,689)	(182,357)
Investment in property and equipment	(265,099)	(3,804,775)
Investment in software development costs	(509,549)	(747,446)
Strategic investments	—	(118,460)

Net cash used in investing activities	(9,309,318)	(4,853,038)

Cash flows from financing activities:
Transfer to restricted cash	—	(1,157,030)
Net proceeds from equity financings	1,611	74,972
Repayment of stockholder loans	18,750	35,910

Net cash provided by/(used) financing activities	20,361	(1,046,148)

Net decrease in cash and cash equivalents	(14,953,194)	(21,441,396)
Cash and cash equivalents, beginning of period	69,035,707	122,488,041

Cash and cash equivalents, end of period	$54,082,513	$101,046,645

SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following schedule provides additional information concerning acquisitions:

	FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2001

Retirement of common stock	$15,004	$—
Purchase acquisitions:
Assets acquired (excluding cash)	—	1,948,392
Liabilities assumed	—	2,744,148
Market value of shares issued	—	27,475,090

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK
				ADDITIONAL
			STOCKHOLDER	PAID IN	ACCUMULATED
	SHARES	AMOUNT	LOAN	CAPITAL	DEFICIT	TOTAL

December 31, 2001	55,881,938	$5,588,194	$(339,035)	$310,611,698	$(263,073,366)	$52,787,491
Issuance of shares in connection with exercise of stock options & warrants	6,711	671	—	940	—	1,611
Adjustment in deferred stock compensation	—	—	—	(6,002,831)	—	(6,002,831)
Rescission/repayment of shareholder loans	—	—	33,754	—	—	33,754
Retirement of stock	(1,667)	(167)	—	(14,837)	—	(15,004)
Net income	—	—	—	—	450,858	450,858

Balance at March 31, 2002	55,886,982	$5,588,698	$(305,281)	$304,594,970	$(262,622,508)	$47,255,879

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1. BASIS OF PRESENTATION

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications have been made to the prior years’ financial statements to conform to the 2002 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS 142 beginning on January 1, 2002. We will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS 142 by June 30, 2002. We have not yet determined the final expected effect the adoption of SFAS 142 will have on our statement of financial condition, but do not believe it will be material.

     The following pro forma information for the three months ended March 31, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $418,498 recognized during the period.

Net loss:
As reported	$(79,108,793)
Pro forma	(78,690,295)
Loss per common share—Basic and Diluted:
As reported	$(1.51)
Pro forma	(1.50)

3. INTANGIBLE ASSETS AND GOODWILL

     Goodwill totaled $12.9 million at March 31, 2002 and December 31, 2001. Our other intangible assets consist of patents, which as of March 31, 2002 and December 31, 2001 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

March 31, 2002
Patents	$10,104,845	$(1,769,782)	$8,335,063

December 31, 2001
Patents	$10,033,157	$(1,607,268)	$8,425,889

     Amortization expense related to patents totaled $162,515 and $149,240 million during the three months ended March 31, 2002 and 2001. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

Remainder of 2002	$502,442
2003	667,378
2004	667,378
2005	667,378
2006	667,378
Thereafter	5,163,109

Total	$8,335,063

4. FINANCIAL INSTRUMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS 133 affected accounting for 2.5 million restricted warrants of Liberty Livewire Corporation held by us. Prior to the adoption of SFAS 133, we carried the warrants at cost. With the adoption of SFAS 133, we now record the warrants at fair value. The adoption of SFAS 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations.

     There may be periods with significant non-cash increases or decreases to our net income/loss related to the changes in the fair value of the Livewire investment. The carrying value of our derivative instrument approximates fair value. We determine the fair value of the Livewire warrants by reference to underlying market values of Liberty Livewire’s common stock as reported by Nasdaq, and on estimates using the Black-Scholes valuation model.

5. MERGER AND ACQUISITION ACTIVITY

     ACQUISITION

     In March 2001, we acquired all of the assets and business of Intellocity, Inc., a technology and engineering solutions provider focusing on the interactive television market. The aggregate purchase price of $27.5 million consisted of 4,007,890 shares of our common stock, aggregating $23.2 million, and options to purchase 762,665 shares of our common stock, valued at $4.3 million. The purchase agreement provided for a future payment by us of up to 1.5 million shares and options that was contingent upon Intellocity’s achieving certain performance targets for the year ended December 31, 2001. Intellocity failed to meet those targets, thereby releasing us from this additional payment obligation. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions range over 4 years. The acquisition was accounted for in the first quarter of 2001 under the purchase method of accounting.

     The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million. We calculated goodwill, representing the excess cost over the fair value of net assets acquired, to be $26.4 million. Through December 31, 2001, we were amortizing this amount over a seven-year period. In connection with our year-end review of 2001 results, we conducted a study of the realizability of the goodwill value attributed to Intellocity at December 31, 2001. As a result of this study, we recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million.

     We adopted SFAS 142 as of January 1, 2002 and accordingly recorded no amortization of goodwill for the quarter ended March 31, 2002 (See Note 2). The results of Intellocity's operations are included in our consolidated results from the date of acquisition.

     The following table presents the pro forma results of operations had the acquisition of Intellocity been completed as of January 1, 2001. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the business combination had occurred on the date indicated or that may occur in the future. These pro forma amounts include estimates and assumptions that we believe are reasonable.

For the Three Months Ended March 31, 2001

Revenues	$4,489,730

Loss before minority interest and cumulative effect of
accounting change	$(21,918,915)

Loss before cumulative effect of accounting change	$(21,224,300)

Net loss	$(79,956,497)

Basic and diluted
Loss per share before cumulative effect of accounting change	(0.25)
Cumulative effect of accounting change	$(1.11)

Basic and diluted loss per share	$(1.36)

6. MINORITY INTEREST

     We record a minority interest benefit resulting from Digital ADCO, in which third parties hold a minority equity position. Digital ADCO was formed in November 1999 by co-founders ACTV, Inc. and Motorola Broadband. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, we formed Digital ADCO International to license and distribute products and services outside of North America and other western hemisphere countries. Digital ADCO, Inc.’s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. Open TV currently owns all of the issued and outstanding Class A common shares. Motorola Broadband and we together own all of the issued and outstanding Class B common shares. We currently exercise voting control of the venture.

     For the three months ended March 31, 2002 and 2001, we allocated losses in the amount of $685,559 and $694,615, respectively, from Digital ADCO to its minority shareholders.

     We also record a minority interest benefit from one other subsidiary, Advision LLC, in which we currently hold 51% equity ownership. For the three months ended March 31, 2002, we allocated losses in the amount of $103,257 to the minority shareholders of this subsidiary.

7. SEGMENT INFORMATION

     We have two principal business segments, the Digital Television segment and the Enhanced Media segment.

     Information concerning our business segments for the three months ending March 31, 2002 and 2001 are as follows:

	For the Three Months Ended March 31,

	2002	2001

Revenues
Digital Television	$856,109	$723,316
Enhanced Media	2,330,312	2,550,126

Total	$3,186,421	$3,273,442

Depreciation & Amortization
Digital Television	$744,497	$689,001
Enhanced Media	306,530	418,715
Unallocated Corporate	254,434	730,304

Total	$1,305,461	$1,838,020

Interest Income
Digital Television	$11,652	$114,158
Enhanced Media	9,119	2,807
Unallocated Corporate	267,769	1,503,443

Total	$288,540	$1,620,408

Net Income/(Loss)
Digital Television	$(1,538,746)	$(1,832,434)
Enhanced Media	(1,920,274)	(2,736,374)
Unallocated Corporate	3,909,878	(74,539,985)

Total	$450,858	$(79,108,793)

Capital Expenditures
Digital Television	$182,498	$1,541,673
Enhanced Media	—	54,176
Unallocated Corporate	82,601	2,208,926

Total	$265,099	$3,804,775

Balance Sheet Accounts as of	March 31, 2002	December 31, 2001

Current Assets
Digital Television	$4,407,139	$4,061,843
Enhanced Media	5,431,673	4,735,475
Unallocated corporate	64,680,671	72,206,506

Total	$74,519,483	$81,003,824

Total Assets
Digital Television	12,148,495	$12,022,462
Enhanced Media	22,424,077	24,471,782
Unallocated corporate	95,594,289	103,093,077

Total	$130,166,861	$139,587,321

8.      EXECUTIVE INCENTIVE COMPENSATION

      We incurred executive incentive compensation expense related to an executive bonus of $2,300,000 for the three months ended March 31, 2001. This expense, which related to an executive incentive compensation provision that subsequently was cancelled in the second quarter of 2001, was based on changes in the market value of our common stock and paid in unregistered securities. The compensation recognized was contingent on continued employment of the executive and subject to forfeiture.

9.      INVESTMENT IN WARRANT

      ACTV and Liberty Livewire LLC, a unit of Livewire (formerly known as Todd AO Corporation), entered into a joint marketing venture “HyperTV(R) with Livewire” in April 2000. HyperTV with Livewire has the right to use our patented HyperTV convergence technology in providing to advertisers, TV programmers, studios and networks such services as application hosting, web authoring, data management, and e-commerce.

      In connection with our entering into the joint marketing agreement, we received warrants to acquire 2,500,000 shares of Livewire at $30 per share. The warrants, which become exercisable at the rate of 500,000 shares per year, beginning April 13, 2001, include certain registration rights and may be exercised until March 31, 2015. With certain exceptions, the warrants are not transferable. We previously recorded an investment and corresponding deferred revenue in the amount of $76,016,175, the estimated value of the warrants as of April 2000. We amortize the deferred revenue into income over a period of 21 years, the contractual term of the joint marketing agreement.

     The estimated fair value of the warrants at March 31, 2002 was $13.8 million. We perform fair value estimates of the warrants using Black-Scholes pricing model. Currently, we account for the warrants under SFAS No. 133 (See Note 4).

10.      NET INCOME/(LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,

	2002	2001

Numerator:
Income/(loss) before cumulative effect of accounting change	$450,858	$(20,376,596)
Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)

Net income/(loss)	$450,858	$(79,108,793)

Denominator:
Basic weighted-average shares outstanding	55,883,934	52,358,579
Weighted-average options outstanding	979,011	—

Diluted weighted-average shares outstanding	56,862,945	52,358,579

Net income/(loss) per share
Basic
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Basic net income/(loss) per share	$0.01	$(1.51)

Diluted
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Diluted net income/(loss) per share	$0.01	$(1.51)

11.       CORPORATE RESTRUCTURING

      During the third and fourth quarter 2001, we completed certain restructuring initiatives. The restructuring charges totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses. At March 31, 2002, we had $0.1 million remaining in accrued restructuring charges to be paid out during the second quarter of 2002.

12.       SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES

      We recorded a reduction in stock-based compensation expense in the amount of $6,002,831 for the three months ended March 31, 2002, and recorded non-cash, stock-based compensation expense in connection with vested variable options of $1,302,494 for the three months ended March 31, 2001. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment for such options in our financial statements.

      During both the quarter ended March 31, 2002 and the quarter ended March 31, 2001, we recorded revenue of $904,954 from amortization of the deferred revenue recognized in connection with the Liberty Livewire warrants (See Note 9).

      In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. The grantees are all present or former employees of ours.

     The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 times the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

     Our March 31, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at March 31, 2002 was less than the option exercise price of $2.00 per share.

13.       SUBSEQUENT EVENT

      As of May 3, 2002, we signed a letter agreement with Liberty Media Corporation regarding a possible acquisition of all outstanding shares of ACTV common stock. Under the terms of the letter agreement, Liberty, which currently owns approximately 16% of our outstanding shares, would purchase all remaining shares at a price of $2.00 per share. Such purchase price would be payable in either cash, shares of Liberty Series A common stock, or the publicly traded common stock of a Liberty subsidiary or affiliate. We have entered into a 65-day exclusive negotiating period with Liberty with respect to the possible transaction, during which Liberty will conduct due diligence and negotiate definitive terms with us. Should the exclusive period end without either a signed definitive agreement between the parties, or a decision by either party not to proceed with the possible transaction, Liberty may elect, for a period of one day following the end of the exclusive period, to acquire the remaining outstanding shares of our common stock at a price of $2.00 per share. Neither Liberty nor we can provide any assurances that a definitive agreement will be reached, or that a transaction ultimately will be consummated. Any potential transaction calling for the acquisition of all outstanding shares of our common stock would require the board approval of Liberty Media and ACTV as well as our shareholder approval.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. For further information about forward-looking statements, see “Special Note Regarding Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2001.

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

      We believe the expansion of digital TV transmission systems and the emergence of platforms providing the simultaneous delivery of video and Internet content (convergence programming), will allow television distributors, advertisers and programmers to bring interactivity to a mass audience. We believe that our proprietary technologies, tools, and expertise in providing technical and creative services position us to capitalize on this growth.

      We have received strategic investments from Liberty Media Corporation, our largest shareholder, and Motorola Broadband Communications Sector.

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

      Revenues. During the three-month period ended March 31, 2002, our revenues decreased 3%, to $3,186,421, compared with $3,273,442 in the three-month period ended March 31, 2001. The decrease was the result of a decline in revenues of our Enhanced Media business.

      Total Selling, General, and Administrative Expenses. Total selling, general and administrative expenses decreased approximately 57% in the first quarter of 2002, to $6,050,416, from $14,089,135 in the first quarter of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter as a result of our corporate restructuring implemented in the second half of 2001 (See Note 12).

      Stock-Based Compensation. We realized a reduction of stock-based compensation expense of $6.0 million for the three months ended March 31, 2002, compared with a stock-based compensation expense of $1.3 million for the three months ended March 31, 2001. We had been recording a charge to or reduction of stock-based compensation expense in relation to increases and decreases in the market value of the our common stock above the exercise price of certain employee options. These options were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of such options and, as a consequence, reversed the accrued stock-based compensation expense at December 31, 2001, of approximately $6.0 million.

      Depreciation and Amortization. Depreciation and amortization expense decreased 29% in the first quarter of 2002, to $1,305,461, from $1,838,020 in the first quarter of 2001. The decrease is due principally to our adoption of SFAS 142 as of January 1, 2002, resulting in no amortization expense for goodwill in the three months ended March 31, 2002.

      Other Expense. Other expense comprises the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the three months ended March 31, 2002, we recorded a decrease in the value of the warrants of $2.5 million, compared with a decrease of $8.7 million for the three months ended March 31, 2001.

      Interest Income. Interest income in first quarter of 2002 was $288,540, compared with $1,620,408 in the first quarter of 2001. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more recent quarter. We incurred no interest expense in the first quarter of 2002 or 2001.

      Cumulative Transition Effect of Change in Accounting Principle. January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS 133 affected accounting for 2.5 million restricted warrants of Liberty Livewire Corporation held by us. Prior to the adoption of SFAS 133, we carried the warrants at cost. With the adoption of SFAS 133, we now record the warrants at fair value. The adoption of SFAS 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations.

      Net Income/(Loss). For the three months ended March 31, 2002, our net income was $450,858 or $0.01 per basic and diluted share, compared to a net loss of $79,108,793 or $1.51 per basic and diluted share for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have not generated revenues sufficient to fund our operations and have incurred operating losses. Through March 31, 2002, we had an accumulated deficit of $262.6 million. Our cash position on March 31, 2002 (including short-term investments) was $71.4 million, compared with $77.9 million on December 31, 2001.

     Net Cash Used In Operating Activities. During the three month period March 31, 2002, we used cash of $5.7 million for operations, compared with $15.5 million for the three months ended March 31, 2001. The decrease in net cash used by operating activities principally relates to lower operating losses and decreased working capital uses.

     Net Cash Used In Investing Activities and Capital Expenditures. For the three month period ended March 31, 2002, we used cash for investing activities of $9.3 million, compared with $4.9 million, for the three months ended March 31, 2001. The increase in cash used in investing activities is due to an increase in our short-term investments.

     Net Cash Provided By (Used In) Financing Activities. We had no significant cash used or provided by financing activities for either the first three months of 2002 or 2001. We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters, we sold total of $4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV invested $10 million in our Digital ADCO subsidiary.

CRITICAL ACCOUNTING POLICIES

      The cost of patents which represent patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent.

      We capitalize costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products

      We recorded a charge or a credit to stock-based compensation expense for increases or decreases, in the market value of the our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. We recorded a credit in stock-based compensation for the quarter ended March 31, 2002 as the market price of our common stock declined in the first quarter 2002 as compared to its value as of December 31, 2001. We recorded an increase in stock-based compensation expense for the quarter ended March 31, 2001 as the market price of our common stock declined in first quarter 2001 as compared to its value as of December 31, 2000.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest income is affected by changes in the general level of U.S. interest rates. Changes in U.S. interest rates could affect the interest earned on our cash equivalents and investments. Currently, changes in U.S. interest rates would not have a material effect on the interest earned on our cash equivalents and investments. A majority of these cash equivalents and investments earn a fixed rate of interest while the remaining portion earns interest at a variable rate. We do not anticipate that exposure to interest rate market risk will have a material impact on us due to the nature of our investments.

      During April 2000, we received a warrant to acquire 2,500,000 shares of Livewire, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. We estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. As of January 1, 2001, changes in fair value in the investment in warrant were recorded to the statement of operations as we adopted SFAS No. 133. We expect the value of the warrant to fluctuate based on the underlying stock price of Livewire. We do not currently expect to exercise or register shares in the coming year.

      We recorded stock-based compensation expense based on increases and decreases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation obligation at the beginning of a given reporting period, we recognized a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for our stock at the end of the period. The obligation would increase as the market price for our common stock increases at the end of a reporting period.

     In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share. The grantees are all present or former employees of ours. The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 times the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

PART II.       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc. and ESPN, Inc. in December, 2000, which action alleges that the defendants’ “Enhanced TV” system synchronizing a web site application to, amongst others, ESPN Sunday Night and ABC Monday Night Football telecasts, has infringed and is continuing to infringe certain of the plaintiffs’ patents. That action is continuing in the U.S. District Court, Southern District of New York.

ITEM 2.       CHANGES IN SECURITIES

                     Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                     Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                     None.

ITEM 5.       OTHER INFORMATION

                     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                     (a)          Exhibits

                                    11            Computation of Net (loss)/income per share - See Note 11

                     (b)          Reports on Form 8-K:    None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, INC.
Registrant

Date:	May 15, 2002	/s/ David Reese

David Reese
Chairman, Chief Executive Officer
and Director

Date:	May 15, 2002	/s/ Christopher C. Cline

Christopher C. Cline
Chief Financial Officer
(principal financial and accounting officer)