Form 10-Q
period 2002-06-30
ACTV INC /DE/
filed 2002-08-14
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

ACTV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2907258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

233 Park Avenue South
New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(212) 497-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

As of August 12, 2002, there were 55,931,181 shares of the registrant’s common stock outstanding.

Item 1.  Financial Statements

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$46,623,473	$69,035,707
Short-term investments	17,632,019	8,951,695
Accounts receivable-net	1,208,149	1,319,805
Other	1,818,373	1,696,617

Total current assets	67,282,014	81,003,824

Property and equipment-net	5,272,041	6,344,631

Other assets:
Restricted cash	484,913	484,913
Investment in warrant	6,975,148	16,255,355
Investments-other	7,426,414	7,397,776
Patents and patents pending	8,496,520	8,425,889
Software development costs	5,652,852	5,310,100
Goodwill	12,935,701	12,935,701
Other	1,308,343	1,429,132

Total other assets	43,279,891	52,238,866

Total assets	$115,833,946	$139,587,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,489,051	$5,664,088
Deferred revenue	3,653,444	4,068,450

Total current liabilities	7,142,495	9,732,538

Deferred revenue	65,156,732	66,966,638
Minority interest	1,509,252	3,215,652

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,929,560 at June 30, 2002 and 55,881,938 at December 31, 2001	5,592,956	5,588,194
Additional paid-in capital	311,468,567	317,496,700
Stockholder loans	(204,499)	(339,035)
Accumulated deficit	(274,831,557)	(263,073,366)

Total stockholders’ equity	42,025,467	59,672,493

Total liabilities and stockholders’ equity	$115,833,946	$139,587,321

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$3,233,518	$4,226,452	$6,419,939	$7,499,894

Costs and expenses:
Selling, general and administrative	8,553,363	12,657,243	14,603,779	26,746,378
Depreciation and amortization	1,399,491	1,466,813	2,704,952	2,886,335
Amortization of goodwill	—	1,042,308	—	1,460,806
Stock-based compensation reduction	—	(4,121,649)	(6,002,831)	(2,819,155)

Total costs and expenses	9,952,854	11,044,715	11,305,900	28,274,364

Loss from operations	(6,719,336)	(6,818,263)	(4,885,961)	(20,774,470)

Interest income	413,037	1,171,229	701,577	2,791,638

Other (expense)/income	(6,820,334)	12,955,697	(9,280,207)	4,220,285

(Loss)/income before minority interest and cumulative effect of accounting change	(13,126,633)	7,308,663	(13,464,591)	(13,762,547)
Minority interest - subsidiaries	917,584	819,157	1,706,400	1,513,771

(Loss)/income before cumulative effect of accounting change	$(12,209,049)	$8,127,820	$(11,758,191)	$(12,248,776)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(58,732,197)

Net (loss)/income	$(12,209,049)	$8,127,820	$(11,758,191)	$(70,980,973)

Net (loss)/income per share:
Basic
Before cumulative effect of accounting change	$(0.22)	$0.15	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Basic net (loss)/income per share	$(0.22)	$0.15	$(0.21)	$(1.31)

Diluted
Before cumulative effect of accounting change	$(0.22)	$0.14	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Diluted net (loss)/income per share	$(0.22)	$0.14	$(0.21)	$(1.31)

Shares used in basic calculations	55,936,341	55,916,619	55,910,282	54,147,428

Shares used in diluted calculations	55,936,341	60,107,307	55,910,282	54,147,428

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,758,191)	$(70,980,973)
Adjustments to reconcile net loss to net cash used in operations:
Cumulative transition effect of adopting SFAS No. 133	—	58,732,197
Change in fair value of warrant	9,280,207	(4,220,285)
Depreciation and amortization	2,704,952	4,347,141
Deferred compensation - other	—	75,000
Stock-based compensation	(6,002,831)	(2,819,155)
Amortization of deferred revenue	(1,809,906)	(1,809,906)
Common stock issued in lieu of cash payment	89,156	1,767,275
Deferred revenue	(415,006)	138,304
Minority interest	(1,706,400)	(1,513,771)

Changes in assets and liabilities:
Accounts receivable	111,656	(1,528,965)
Other assets	(106,676)	(2,097,101)
Accounts payable and accrued expenses	(2,175,037)	(957,675)

Net cash used in operating activities	(11,788,076)	(20,867,914)

Cash flows from investing activities:
Investment in short-term investments	(8,680,324)	—
Investment in patents	(399,687)	(567,499)
Investment in property and equipment	(831,599)	(5,892,035)
Investment in software development costs	(708,750)	(2,192,252)
Strategic investments	(28,638)	(5,217,349)

Net cash used in investing activities	(10,648,998)	(13,869,135)

Cash flows from financing activities:
Transfer to restricted cash	—	(1,066,278)
Net proceeds from equity financings	6,089	106,320
Repayment of stockholders loans	18,751	35,910

Net cash provided by/(used in) financing activities	24,840	(924,048)

Net decrease in cash and cash equivalents	(22,412,234)	(35,661,097)
Cash and cash equivalents, beginning of period	69,035,707	122,488,041

Cash and cash equivalents, end of period	$46,623,473	$86,826,944

Supplemental Disclosure to the Consolidated Statements of Cash Flows

The following schedule provides additional information concerning retirement of common stock and acquisitions:

	For the Six Months Ended June 30,

	2002	2001

Retirement of Common Stock:	$115,786	$1,520,000
Purchase Acquisitions:
Assets acquired (excluding cash)	—	2,089,071
Liabilities assumed	—	2,695,524
Market value of shares issued	—	27,475,090

See notes to consolidated financial statements.

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Stockholder Loans	Additional Paid in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance at December 31, 2001	55,881,938	$5,588,194	$(339,035)	$317,496,700	$(263,073,366)	$59,672,493

Issuance of shares in connection with exercise of stock options and warrants	25,374	2,537	—	3,552	—	6,089

Adjustment to deferred stock compensation	—	—	—	(6,002,831)	—	(6,002,831)

Issuance of common stock for 401k plan	67,141	6,714	—	82,442	—	89,156

Retirement of common stock	(44,893)	(4,489)	—	(111,296)	—	(115,785)

Rescission/repayment of shareholder loans	—	—	134,536	—	—	134,536

Net loss	—	—	—	—	(11,758,191)	(11,758,191)

Balance at June 30, 2002	55,929,560	$5,592,956	$(204,499)	$311,468,567	$(274,831,557)	$42,025,467

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.  Basis of Presentation

The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

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

2.  Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS 142 beginning on January 1, 2002. We completed the transitional goodwill impairment test as required by SFAS 142 using a measurement date of January 1, 2002. Based on the results of the transitional impairment test, we were not required to recognize an impairment of goodwill. We will continue to perform future impairment tests as required by SFAS 142. There can be no assurance that future impairment tests will not result in a charge to earnings.

The following pro forma information for the three and six months ended June 30, 2001 presents net income/loss and income/loss per common share adjusted to exclude goodwill amortization expense of $1,042,308 and $1,460,806 recognized respectively during the periods.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Net income/(loss):
As reported	$8,127,820	$(70,980,973)
Pro forma	$9,170,128	$(69,520,167)
Income/(loss) per common share—Basic:
As reported	$0.15	$(1.31)
Pro forma	$0.16	$(1.28)

Income/(loss) per common share—Diluted:
As reported	$0.14	$(1.31)
Pro forma	$0.15	$(1.28)

3.  Intangible Assets and Goodwill

Goodwill totaled $12.9 million at June 30, 2002 and December 31, 2001. Our other intangible assets consist of patents, which as of June 30, 2002 and December 31, 2001 were as follows:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

June 30, 2002
Patents	$10,432,846	$(1,936,326)	$8,496,520

December 31, 2001
Patents	$10,033,157	$(1,607,268)	$8,425,889

Amortization expense related to patents totaled $329,057 and $302,819 during the six months ended June 30, 2002 and 2001. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

Remainder of 2002	$341,184
2003	682,368
2004	682,368
2005	682,368
2006	682,368
Thereafter	5,425,864

Total	$8,496,520

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

5.  Acquisition of Intellocity

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

The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million. We calculated goodwill, representing the excess cost over the fair value of net assets acquired, to be $26.4 million. Through December 31, 2001, we were amortizing this amount over a seven-year period. In connection with our year-end review of 2001 results, we assessed the realizability of the goodwill value attributed to Intellocity at December 31, 2001. As a result of this assessment, we recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million.

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

For the Six Months Ended June 30, 2001

Revenues	$8,698,313

Loss before minority interest and cumulative effect of accounting change	$(14,610,251)

Loss before cumulative effect of accounting change	$(13,096,480)

Net loss	$(71,828,677)

Basic and diluted
Loss per share before cumulative effect of accounting change	(0.24)
Cumulative effect of accounting change	$(1.04)

Basic and diluted loss per share	$(1.28)

6.  Minority Interest

We record a minority interest benefit resulting from Digital ADCO, in which third parties hold a minority equity position. Digital ADCO was formed in November 1999 by co-founders ACTV, Inc. and Motorola Broadband. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, we formed Digital ADCO International to license and distribute products and services outside of North America and other western hemisphere countries. Digital ADCO, Inc.’s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. OpenTV currently owns all of the issued and outstanding Class A common shares. Motorola Broadband and we together own all of the issued and outstanding Class B common shares. We currently exercise voting control of the venture.

For the three months ended June 30, 2002 and 2001, we allocated losses in the amount of $794,172 and $685,905, respectively, and for the six months ended June 30, 2002 and 2001, we allocated losses in the amount of $1,479,731 and $1,380,520, respectively, from Digital ADCO to its minority shareholders.

We also record a minority interest benefit from one other subsidiary, Advision LLC, in which we currently hold 51% equity ownership. For the three months ended June 30, 2002 and 2001, we allocated losses in the amount of $123,412 and $133,251, respectively, and for the six months ended June 30, 2002 and 2001, we allocated losses in the amount of $226,669 and $133,251, respectively, to the minority shareholders of this subsidiary.

The minority interest entry on our balance sheet at December 31, 2001, reflects a decrease of $6.9 million as compared to that recorded in previously reported financial statements. This decrease is the result of a correction in the calculation of our minority interest liability and does not affect the minority interest benefit reported on our past statements of operations.

7. Segment Information

We have two principal business segments, which are delineated by their respective markets: Digital Television and Enhanced Media. Information concerning these business segments for the three and six months ending June 30, 2002 and 2001 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues
Digital Television	$849,385	$1,820,097	$1,705,494	$2,549,413
Enhanced Media	2,384,133	2,406,355	4,714,445	4,950,481

Total	$3,233,518	$4,226,452	$6,419,939	$7,499,894

Depreciation & Amortization
Digital Television	$813,131	$688,244	$1,557,628	$1,377,245
Enhanced Media	321,107	405,597	627,637	824,312
Unallocated Corporate	265,253	1,415,280	519,687	2,145,584

Total	$1,399,491	$2,509,121	$2,704,952	$4,347,141

Interest Income
Digital Television	$12,231	$73,787	$23,883	$187,945
Enhanced Media	12,276	490	21,395	3,298
Unallocated Corporate	388,530	1,096,952	656,299	2,600,395

Total	$413,037	$1,171,229	$701,577	$2,791,638

Net (Loss)/Income
Digital Television	$(3,312,790)	$(1,667,007)	$(4,851,444)	$(3,499,440)
Enhanced Media	(6,331,000)	(2,212,320)	(8,251,366)	(4,948,693)
Unallocated Corporate	(2,565,259)	12,007,147	1,344,619	(62,532,840)

Total	$(12,209,049)	8,127,820	$(11,758,191)	(70,980,973)

Capital Expenditures
Digital Television	$551,989	$320,095	$734,487	$4,517,605
Enhanced Media	1,847	692,798	1,847	85,274
Unallocated Corporate	12,664	2,209,195	95,265	1,289,156

Total	$566,500	$3,222,088	$831,599	$5,892,035

Balance Sheet Accounts
	June 30, 2002	December 31, 2001

Current Assets
Digital Television	$3,567,639	$4,061,843
Enhanced Media	6,283,656	4,735,475
Unallocated Corporate	57,430,719	72,206,506

Total	$67,282,014	$81,003,824

Total Assets
Digital Television	11,076,491	$12,022,462
Enhanced Media	16,339,066	24,471,782
Unallocated Corporate	88,418,389	103,093,077

Total	$115,833,946	$139,587,321

8.  Executive Incentive Compensation

We incurred executive incentive compensation expense related to an executive bonus of $2,300,000 for the six months ended June 30, 2001. This expense related to incentive compensation awarded in the 2000 fiscal year but paid in a series of quarterly installments, which were subject to forfeiture under certain conditions. The contractual provision that gave rise to this bonus, which was based on changes in the market value of our common stock and paid in unregistered securities, was cancelled during the second quarter of 2001.

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

In connection with our entering into the joint marketing agreement, we received warrants to acquire 2,500,000 shares of Livewire at $30 per share. The warrants, which become exercisable at the rate of 500,000 shares per year, beginning April 13, 2001, include certain registration rights and may be exercised until March 31, 2015. With certain exceptions, the warrants are not transferable. We previously recorded an investment and corresponding deferred revenue in the amount of $76,016,175, the estimated value of the warrants as of April 2000. We are amortizing the deferred revenue into income over a period of 21 years, the contractual term of the joint marketing agreement.

The estimated fair value of the warrants at June 30, 2002 was approximately $7.0 million. We perform fair value estimates of the warrants using Black-Scholes pricing model. Currently, we account for the warrants under SFAS No. 133 (See Note 4).

10.  Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted (loss)/income per share:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator
(Loss)/income before cumulative effect of accounting change	$(12,209,049)	$8,127,820	$(11,758,191)	$(12,248,776)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(58,732,197)

Net (loss)/income	(12,209,049)	8,127,820	(11,758,191)	(70,980,973)

Denominator
Basic weighted-average shares outstanding	55,936,341	55,916,619	55,910,282	54,147,428
Weighted-average options outstanding	—	4,190,688	—	—

Diluted weighted average shares outstanding	55,936,341	60,107,307	55,910,282	54,147,428

Net (loss)/income per share
Basic
Before cumulative effect of accounting change	$(0.22)	$0.15	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Basic net (loss)/income per share	$(0.22)	$0.15	$(0.21)	$(1.31)

Diluted
Before cumulative effect of accounting change	$(0.22)	$0.14	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Diluted net (loss)/income per share	$(0.22)	$0.14	$(0.21)	$(1.31)

11.  Corporate Restructuring

During the third and fourth quarter of 2001, we completed certain restructuring initiatives. The restructuring charges totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses. We had paid out all accrued restructuring charges by June 30, 2002.

12.  Agreement with iN DEMAND

In April 2002, we signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND will use our digital video technology to offer digital cable customers Nascar In-Car on iN DEMAND. Nascar In-Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers an enhanced, interactive viewing experience. iN DEMAND, is distributing the package on a pay-per-view basis through certain digital cable systems in the US. Our agreement with iN DEMAND, which covers a total of approximately 90 races through 2004, obligates us to incur certain production costs, which we estimate will average $170,000 per race. In turn, we receive a percentage of gross receipts from the sale of pay-per-view subscriptions.

We cannot be certain that subscription sales will produce more than negligible revenues for us, given that Nascar In-Car is the first such programming ever sold in the U.S. Because commercialization of the subscription package began in late June 2002, we do not yet have comprehensive data from the cable operators responsible for sales, billing and collection of the Nascar In-Car package fees. Accordingly, our reported revenues for the three and six months ended June 30, 2002 reflect no revenue from Nascar In-Car.

13.  Supplemental Disclosure of Cash and Non-Cash Activities

We recorded no reduction in non-cash stock-based compensation expense for the three months ended June 30, 2002 and a reduction in non-cash stock-based compensation expense in the amount of $6,002,831 for the six months ended June 30, 2002. We recorded a reduction of non-cash, stock-based compensation expense in connection with vested variable options of $4,121,649 and $2,819,155 for the three and six months ended June 30, 2001, respectively. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment for such options in our financial statements.

During both the three months ended June 30, 2002 and June 30, 2001, we recorded revenue of $904,954 from amortization of the deferred revenue recognized in connection with the Liberty Livewire warrants (See Note 9).

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with the Company's restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate.

The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

Our June 30, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at June 30, 2002 was less than the option exercise price of $2.00 per share.

14.   Agreement with Liberty Media Corporation Regarding Possible Acquisition of ACTV, Inc.

In May 2002, we signed a letter agreement with Liberty Media Corporation regarding a possible acquisition of all outstanding shares of ACTV common stock. Under the terms of the letter agreement, Liberty, which currently owns approximately 16% of our outstanding shares, would purchase all remaining shares at a price of $2.00 per share. We entered into a 65-day exclusive negotiating period with Liberty with respect to the possible transaction, during which Liberty conducted due diligence. In July 2002, we executed an amended agreement with Liberty that extended the exclusive negotiating period to August 15, 2002 and reduced the consideration to be paid for ACTV shares to $1.65 per share. Such purchase price would be payable in either cash, shares of Liberty Series A common stock, or the publicly traded common stock of a Liberty subsidiary or affiliate. On August 14, 2002, we agreed with Liberty to an extension of the amended agreement through September 15, 2002. The proposed acquisition terms remained unchanged. Neither Liberty nor we can provide any assurances that a definitive agreement will be reached, or that a transaction ultimately will be consummated. Any potential transaction calling for the acquisition of all outstanding shares of our common stock would require the board approval of Liberty Media and ACTV as well as our shareholder approval.

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

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues. During the three-month period ended June 30, 2002, our revenues decreased 24%, to $3.2 million, compared with $4.2 million in the three-month period ended June 30, 2001. The decrease was principally the result of a decline in technical and professional service revenue from our Digital Television segment.

Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately 32% in the second quarter of 2002, to $8.6 million, from $12.7 million in the second quarter of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter, which more than compensated for increased costs related to our Nascar In-Car project, launched in the second quarter of 2002.

Stock-Based Compensation. We recorded no increase or decrease in stock-based compensation expense for the three months ended June 30, 2002, as compared to a credit of stock-based compensation expense of $4.1 million for the three months ended June 30, 2001. We had recorded a charge or credit to stock-based compensation expense based on increases in the market value of our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of the options in question. Although we have other currently outstanding options subject to variable option accounting treatment, the exercise price of these options was greater than the market price on each reporting date since their issuance in January 2002. Accordingly, we recognized no stock-based compensation expense related to such options.

Depreciation and Amortization. Depreciation and amortization expense decreased 44%, to $1.4 million in the three months ended June 30, 2002, versus $2.5 million during the same period in 2001. The decrease is due principally to our adoption of SFAS 142 as of January 1, 2002, resulting in no amortization expense for goodwill in the three months ended June 30, 2002. Depreciation expense for our Digital Television segment showed a marginal increase, from $0.7 million in the second quarter of 2001 to $0.8 million in the more recent quarter, as the result of capital equipment purchases in 2002 related to the Nascar In-Car project.

Interest Income. Interest income in second quarter of 2002 was $0.4 million, compared with $1.2 million in the second quarter of 2001. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more recent quarter. We incurred no interest expense in the second quarter of 2002 or 2001.

Other (Expense)/Income. Other (expense)income comprises the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the three months ended June 30,

2002, we recorded a decrease in the value of the warrants of $6.8 million, compared with an increase of $13.0 million for the three months ended June 30, 2001.

Net (Loss)/Income. For the three months ended June 30, 2002, our net loss was $12.2 million, or $0.22 per basic and diluted share, compared to net income of $8.1 million, or $0.15 per basic share and $0.14 per diluted share, for the three months ended June 30, 2001.

Comparison of Six-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues. During the six-month period ended June 30, 2002, our revenues decreased 15%, to $6.4 million, compared with $7.5 million in the six-month period ended June 30, 2001. The decrease was principally due to a decline in technical and professional service revenue from our Digital Television segment. The revenue decline was even greater on a fully comparable basis, given that the 2001 six-month period included only four months of results of Intellocity, which we acquired in March of that year.

Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately 45% in the first half of 2002, to $14.6 million, from $26.7 million in the first half of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter as a result of our corporate restructuring implemented in the second half of 2001.

Stock-Based Compensation. Stock-based compensation expense was credited $6.0 million for the six months ended June 30, 2002, and credited $2.8 million for the six months ended June 30, 2001. We had recorded a charge or credit to stock-based compensation expense based on increases in the market value of our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of the options in question. Although we have other currently outstanding options subject to variable options accounting treatment, the exercise price of these options was greater than the market price on each reporting date since their issuance in January 2002. Accordingly, we recognized no stock-based compensation expense related to such options.

Depreciation and Amortization. Depreciation and amortization expense decreased 37%, to $2.7 million in the six-month period ended June 30, 2002, from $4.3 million in the six-month period ended June 30, 2001. The decrease is due principally to our adoption of SFAS 142 as of January 1, 2002, resulting in no amortization expense for goodwill in the six months ended June 30, 2002.

Interest Income. Interest income in first half of 2002 was $0.7 million, compared with $2.8 million in the first half of 2001. The decrease was the result of lower average cash balances during the six months ended June 30, 2001. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more period. We incurred no interest expense in the first half of 2002 or 2001.

Other (Expense)/Income. Other (expense)income comprises the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the six months ended June 30, 2002, we recorded a decrease in the value of the warrants of $9.3 million, compared with an increase of $4.2 million for the six months ended June 30, 2001.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138(“SFAS 133”). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the accounting for our investment of 2.5 million restricted warrants for Liberty Livewire Corporation(“Livewire”). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to our net income/loss pertaining to the Livewire investment.

Net Loss. For the six months ended June 30, 2002, our net loss was $11.8 million, or $0.21 per basic and diluted share, compared to the net loss of $71.0 million, or $1.31 per basic and diluted share, for the six months ended June 30, 2001.

Liquidity and Capital Resources

Since our inception, we have not generated revenues sufficient to fund our operations and have incurred operating losses. Through June 30, 2002, we had an accumulated deficit of $274.8 million. Our cash position on June 30, 2002 (including short-term investments) was $64.3 million, compared with $78.0 million on December 31, 2001.

Net Cash Used In Operating Activities. During the six month period ended June 30, 2002, we used cash of $11.8 million for operations, compared with $20.9 million for the six months ended June 30, 2001. The decrease in net cash used by operating activities principally relates to lower operating losses and decreased working capital uses.

Net Cash Used In Investing Activities and Capital Expenditures. With regard to investing activities, in the six months ended June 30, 2002, we used cash of $10.6 million, compared to $13.9 million in the six months ended June 30, 2001. Approximately $8.7 million of the more recent period’s total related to investments in short-term financial instruments, compared to $0 of such investments in the

2001 quarter. The large decrease in cash used in other investing activities is due principally to a significant reduction in capital expenditures and strategic investments.

In April 2001, we provided $5 million in financing to Playboy.com, Inc. in the form of an 8% convertible promissory note. The note was automatically converted on August 13, 2001 into shares of Series A Convertible Preferred Stock of Playboy.com. The Series A Convertible Preferred Stock is convertible into common stock of Playboy.com on a one-to-one basis, and may be redeemed at the holder’s option, after five years, and has customary anti-dilution provisions. Holders of the Series A Convertible Preferred Stock will receive a non-cumulative 8% per annum dividend. If Playboy.com is unable to pay the redemption price for the Series A Convertible Preferred Stock, a holder can require payment by Playboy Enterprises, Inc. In this event, Playboy Enterprises, Inc. has the option of making such payment in cash or in shares of its common stock.

Net Cash Provided By (Used In) Financing Activities. We had no significant cash provided by or used in financing activities for either the six-month periods ended June 30, 2002 or June 30, 2001. We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, on March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV invested $10 million in our Digital ADCO subsidiary.

Critical Accounting Policies

The cost of patents, which represents patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 15 years), which is less than the statutory life of each patent.

We capitalize costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products.

We record a charge or a credit to stock-based compensation expense for increases or decreases in the market value of our common stock in excess of the exercise price of certain employee options that are subject to variable option accounting treatment. Our financial results for the three-month period in 2001 and the six-month periods in both 2002 and 2001 reflect credits in stock-based compensation pursuant to certain employee options. These credits are the result of market price declines of our common stock during these periods. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of such options, and therefore no charges were recorded in the second quarter of 2002.

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share. All the grantees were employees whose salary compensation had been reduced in conjunction with the Company's restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate. The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 times the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

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

We record stock-based compensation expense based on increases and decreases in the market price of our common stock above the exercise price of employee options that are subject to variable option accounting treatment. To the extent that we have a stock-based compensation obligation at the beginning of a given reporting period, we recognize a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for our stock at the end of the period. The obligation will increase as the market price for our common stock increases at the end of a reporting period.

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share. All the grantees were employees whose salary compensation had been reduced in conjunction with the Company’s restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate. The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 times the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc., and ESPN, Inc. in December 2000, which action alleges that the defendants’ “Enhanced TV” system synchronizing a web site application to, amongst others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs' patents. In May 2002, the United States District Court for the Southern District of New York granted summary judgment in favor of the defendants. Without addressing the validity and enforceability of the three patents in suit, the Court reached summary judgment on non-infringement alone. On July 3, 2002, the Company appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Stockholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	11	Computation of net (loss)/income per share — See Note 10.

	99.1	Certification.

(b)	Reports on Form 8-K:

	Date Filed	Item Reported	Event

	May 10, 2002	Items 5 and 7.	Press Release dated May 8, 2002 announcing the execution of a Letter Agreement by and between ACTV, Inc. and Liberty Media Corporation.

	May 30, 2002	Items 5 and 7.	Press Release dated May 24, 2002 announcing summary judgment in favor of the Walt Disney Co. and certain of its subsidiaries (collectively “Walt Disney”) in connection with ACTV, Inc.’s patent infringement suit against Walt Disney.

	July 16, 2002	Items 5 and 7.	Press Release dated July 9, 2002 announcing the execution of an Amendment to the Letter Agreement by and between ACTV, Inc. and Liberty Media Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, Inc.

Registrant

Date: August 13, 2002	/s/ David Reese

David Reese
Chairman, Chief Executive Officer and Director

Date: August 13, 2002	/s/ Christopher C. Cline

Christopher C. Cline
Chief Financial Officer (Principal Financial and Accounting Officer)