Form 10-K/A
period 2001-12-31
ACTV INC /DE/
filed 2002-11-15
CIK 854152

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                -----------------

                                   ACTV, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                 94-2907258
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

               233 Park Avenue South                                   10003
                New York, New York
     (Address of principal executive offices)                       (Zip Code)

                                 (212) 497-7000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of April 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $1.37 on April 11, 2002) was $62,625,017.

         As of April 11, 2002, there were 55,887,327 shares of the registrant's common stock outstanding.

         The amendment No. 1 to Form 10-K/A is being filed to give effect to the restatement of the Company's consolidated financial statements as discussed in
Note 21 to the consolidated financial statements.

===============================================================================

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This annual report on Form 10-K/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. ACTV, Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

         INTRODUCTORY NOTE

         This amendment No. 1 to Form 10-K/A is being filed to give effect to the restatement of the Company's consolidated financial statements as discussed in Note 21 to the consolidated financial statements. The terms "we," "our," and "ACTV" used herein refer to ACTV, Inc. and its subsidiaries.

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

                                        2
-------------------------------------------------------------------------------

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

         In July 2001, we initiated a restructuring program, under which we realigned our business in response to the current market environment, and as part of an initiative to rationalize our operations. Some of the specific actions we took under the restructuring program include:

         o Reducing our workforce from over 300 employees to approximately 140 employees.

         o Closing and relocating office facilities to reduce our square footage under lease from over 100,000 to approximately 40,000 and our annual lease costs from nearly $3.0 million to approximately $1.0 million.

         o Eliminating low-margin lines of business, e.g., content creation, that have a high fixed-cost base.

         o Refocusing our HyperTV business from that of a turn-key supplier of applications and services to a licensor of patented technology.

         The restructuring program represents our effort to conserve resources while responding to current industry conditions. We expect it to reduce our costs by approximately $15 million annually after its full implementation, which should be completed in fiscal 2002. We believe that the measures taken under the program will provide us the flexibility to meet our customers' current operating needs without sacrificing our ability to expand our business in response to future increases in demand for our products and services.

Restructuring Charges

         We recorded restructuring charges in the third and fourth quarters of 2001 totaling $6.6 million. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding the nature of these charges.

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

Industry Background

 Digital TV

         Our digital TV applications require the digital transmission of television signals, either through direct broadcast satellite, or DBS, which is a digital medium, or through a cable system that has been upgraded from

                                        3
-------------------------------------------------------------------------------
analog to digital. Historically, the shortage of channel capacity in a typical cable system, and the lack of digital technology available to provide such services have limited the development of programming featuring our technology. However, advances in digital transmission and set-top box technology have begun to eliminate these barriers to providing interactive programming.

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

         The platform required for delivery of our Digital TV applications is expanding rapidly as DBS subscribers and digital cable subscriber households increase in the U.S. Kagan World Media forecasts that at the end of 2001, there were over 14 million U.S. digital cable subscribers. Kagan further projects the number to grow nearly 40%, to 20 million, by the end of 2002, and to approximately 44 million in 2007. Kagan estimates that there were approximately
17.6 million DBS subscriber households in the U.S. at the end of 2001, and forecasts an increase in this number to over 26 million by 2007. In Kagan's estimation, the total digital penetration in the U.S. will reach over 56% of total television households by 2007.

         Advertising represents an important application of our Digital TV technologies. According to Universal McCann's December 2001 Insider's Report, total TV advertising expenditures in 2000 were $41.2 billion for broadcast and $15.1 billion for cable and satellite. Traditional television broadcasting, cable and DBS systems do not provide an integrated means either to deliver targeted advertising or for viewers to respond to programs and advertisements. In principle, commercials that can target an audience through the use of demographic and other relevant viewer information promises to make advertising more cost efficient. Moreover, many advertisers use television commercials to generate requests for product information, which in turn serve as sales leads for their products and services. Today, most direct response television purchases and requests for information require a telephone call, causing advertisers to incur a significant cost per transaction. We believe that television viewers, advertisers and merchants will respond favorably to a simple, immediate, inexpensive and automated method enabling them to participate in commerce through the television itself.

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

         The growth in Internet usage has created opportunities for television content providers and their advertising customers to reach and interact with millions of Internet users. Due to its interactive nature, the Internet is a medium that has certain advantages over traditional television: it can provide customized, targeted programming and advertising to consumers and to generate cost-effective results for advertisers. To combat a loss of audience to the Internet and to gain online market share, certain broadcasters and cable programmers are now producing and promoting companion online programming to traditional TV shows. Despite the recent decline in Internet advertising, we believe that the opportunities for television programmers to generate additional ad revenues are growing as advertisers increasingly recognize the potential advantages of Internet-based advertising that complements television programming. We believe that we are well positioned to take advantage of this shift from

                                        4
-------------------------------------------------------------------------------
single media source content to a convergence of television and Internet content.

Digital TV

         Our Digital TV technologies are patented processes for creating interactive customized television content and advertising in response to viewer remote control entries or to information stored locally in a viewer's set-top box. Our software-only application, which can reside in a digital set-top box or other local device, such as a personal video recorder (PVR) or video on demand system (VOD), remembers a viewer's inputs throughout a program and can later deliver tailored content to the viewer based on those inputs. Our digital TV technology allows us to send the viewer multiple television signals, related in time and content, and for the switching among those signals without a visually perceptible delay. The viewer experiences the video, audio and graphics of a single fluid programming stream, while the programming on the other signals remains transparent.

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

         We are initially targeting SpotOn and One To One TV for distribution through cable operators that have deployed digital transmission systems and through DBS operators. We expect eventually to offer our Digital TV applications through other programming distribution systems, including terrestrial digital. To receive SpotOn and One To One TV, all a viewer needs is a digital set-top box with our software download. We have agreements with leading manufacturers of digital set-top terminals including Motorola Broadband Communications Sector and Scientific-Atlanta for the integration of our software into their systems.

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

                                        5
-------------------------------------------------------------------------------

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

         In a typical configuration, SpotOn's software application is resident in the set-top box, where it monitors programming streams coming into the box as well as viewer remote control selections. Commercials that are intended for a targeted audience are marked with our proprietary digital codes that identify them as SpotOn-enabled. Our software in the set-top box reads the codes as the commercials are received and, in real time, determines the most appropriate one. SpotOn is then able to insert this ad into the TV programming stream without any visually perceptible delay. The viewer is unaware that such a switch has occurred.

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

         We introduced SpotOn in late 2001 through a trial at the AT&T Broadband cable system in Aurora, Colorado, which has approximately 40,000 digital subscribers. SpotOn is available on AT&T Broadband's currently deployed DCT-2000 digital set-top boxes. We have successfully completed the technical phase of the trial and will conduct the research phase of the trial during 2002.

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

Advision, LLC

         In December 2000 we acquired a controlling interest in the assets of VisionTel, Inc., from nCUBE Corporation, which retains a minority interest. We formed a new partnership entity, Advision LLC, to hold these assets. Advision LLC's principal product is the Advision(R) software suite for advertising sales management in cable, broadband, broadcast, satellite, and Internet services. We believe that Advision is a complement to SpotOn, since it provides software for the trafficking and billing of commercials delivered through advanced digital cable and DBS headends.

Digital Television Services

         We provide technical services for digital interactive television, or iTV, primarily through our Intellocity division. Intellocity, Inc., which we acquired in March 2001 through an exchange of stock, is a leader in the design, development and integration of iTV infrastructure and content. Clients for our technical services include broadband operators, content providers and platform and infrastructure providers. Services for broadband network operators

                                        6
-------------------------------------------------------------------------------
include:

         o System architecture design, implementation, and integration for broadband

         o        Content developer's kit

         o        Navigator/portal strategy and implementation

Services for infrastructure suppliers include:

         o        Platform integration and development

         o        Enterprise architecture and integration

         o        Operating system extensions and enhancements

Services for content providers include:

         o Content design and development, encompassing enhanced TV content, navigation shells and portals

         o        Web content re-purposing, and interactive advertising

         o        System architecture for content delivery and management

         o        Integration of content onto multiple iTV platforms

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

         We believe that our Enhanced Media technologies have potential applications for most forms of television and radio programming and advertising. For instance:

         o while watching a sports show on television, viewers can compete with other fans--using a Web-enabled box, a computer connected to the Internet, or even a wireless hand-held device;

         o viewers of a rock concert being streamed through the Internet can receive synchronized Web pushes with song lyrics, information about the band, and special offers to purchase CDs of the band or

                                       7
-------------------------------------------------------------------------------
                  other merchandise;

         o a TV car commercial can automatically deliver more detailed information through the Internet and let viewers link to local dealer Websites where viewers can schedule test drives.

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

         In April 2000, we entered into an agreement with Liberty Livewire to jointly market HyperTV with Livewire. Liberty Livewire is a U.S. leader in audio and video post-production and location services. The agreement gives Liberty Livewire, a unit of Liberty Media, the right to provide content creation services and, through its affiliate AT&T IP Services, a scaleable hosting infrastructure for HyperTV with Livewire. Pursuant to the agreement creating HyperTV with Livewire, we received warrants to purchase 2.5 million shares of Liberty Livewire common stock. Such warrant resulted in the recording of deferred revenue to be recognized over 21 years, the period of our joint marketing arrangement with Livewire. Liberty Livewire is a 16% investor in ACTV.

         HyperTV with Livewire's clients have included TV networks and producers of traditional media content. HyperTV with Livewire provides a turnkey system consisting of user software, Web content creation software and creative services, database management and analysis and program hosting.

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

         * sluggish growth in the demand for so-called "two box" convergence.

To receive "two box" convergent programming, a viewer must have a television and separate computer connected to the Internet in the same room.

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

                                        8
-------------------------------------------------------------------------------

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

For the years ended December 31, 2001, 2000 and 1999, certain individual customers in the Enhanced Media segment accounted for more than 10% of the Company's revenues as follows:

Customer                                        2001       2000       1999
-----------------------------------------     -------    -------     ------
The State of Alabama                            11%        23%
San Diego County Office of Education                                   11%
NYC School Construction Authority                                      12%

In addition, the recognition of revenue resulting from the amortization of deferred revenue associated with our joint marketing arrangement with Livewire accounted for approximately 26% and 23% of the Company's total revenues for the years ended December 31, 2001 and 2000.

As of December 31, 2000, one customer, The State of Alabama, represented 32% of the Company's accounts receivable balance.

For further discussion regarding segment information, see Note 13 to the consolidated financial statements.

Equipment Suppliers

         We do not intend to manufacture set-top converters, terminals, video servers or other devices in connection with any of our applications or services.

         We have non-exclusive, royalty-free agreements with Motorola Broadband and Scientific-Atlanta, the dominant suppliers of set-top terminals in the United States, for the integration of our Digital TV technologies into their digital set-top boxes.

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

Patents and Other Intellectual Property

         We have sought to protect the proprietary features of our individualized programming technologies and

                                        9
-------------------------------------------------------------------------------

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

         We believe our competitors in Enhanced Media services markets include Gold Pocket, Spiderdance, Merlin TV, Digeo, Wink and Worldgate Communications, Inc. We also face competition from traditional television and cable broadcasters such as ABC, CBS, FOX, and NBC. Some of these broadcasters have in the past, and may in the future, develop and broadcast their own television/Internet convergence programming. (See Item 3. LEGAL PROCEEDINGS--Action against the Walt Disney Co., ABC, Inc., and ESPN, Inc.) In addition, we may face future competition with companies such as Microsoft, RealNetworks, Inc., and Veon that provide applications allowing video content to be "streamed" over the Internet. Many of these applications could be extended to compete with some or all of our existing or proposed enhanced media offerings.

         We believe our competitors in the targeted TV advertising market, include Visible World, NAVIC and Ad-Exact. We do not believe that there are currently any competitors offering products comparable to One To One TV, but there are a number of companies, including NDS Group plc, that market products and services outside the U.S. that have limited functionalities in common with this product. Finally, our Digital TV products compete in a sense for limited "shelf space" within a digital set-top box with other dissimilar applications, such as video on demand, high definition television, and telephony. For the interactive TV technical services market, our competitors include Spyglass (a division of OpenTV), Concero Inc., Rachis, MetaTV, and Digeo.

                                       10
-------------------------------------------------------------------------------

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

         Internet. Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Congress has passed legislation regulating certain aspects regarding the use of the Internet, including children's protection, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. The Federal Trade Commission has adopted regulations enacting the Children's Online Privacy Protection Act, which govern collection and use of information over the Internet regarding children. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services, intellectual property ownership and personal privacy. Storage and use of personal information is subject to state and federal regulation. Storage and use of such information may also subject us to privacy claims relating to our use and dissemination of personal information. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business.

         We are unable to predict the outcome of future federal legislation or regulatory proposals or the impact of any current or future laws or regulations on our operations. There can be no assurance that we will be able to comply with any future laws or regulations that may be imposed on our operations.

Employees

As of October 24, 2002, we employed 132 full-time employees. We are not subject to any collective bargaining agreements; we believe that our relationships with our employees are generally satisfactory.

Properties

         We maintain our principal and executive offices at 233 Park Avenue South, New York, New York, where we lease approximately 12,000 square feet. Our lease for this facility extends through 2016. We also lease offices and technical space totaling approximately 24,000 square feet in six other facilities, located in New Jersey, Colorado, Oklahoma, and Holland. These leases expire at various dates through 2005.

                                       11
-------------------------------------------------------------------------------

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

1. Election of directors

                                                 For             Withheld
                                         ----------------------------------
       David Reese                           45,578,778          1,610,683
       Michael J. Pohl                       45,952,844          1,236,617

 2. To approve the adoption of the ACTV's 2001 Stock Incentive Plan.

        For                    Against                 Abstain
--------------------- ------------------------------------------------
     42,840,111               4,247,436                101,914

 3. To ratify the appointment of Deloitte & Touche, LLP as independent auditors.

        For                    Against                 Abstain
--------------------- ------------------------------------------------
     46,815,956                331,257                  42,248

                                       12
-------------------------------------------------------------------------------

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

         ACTV's common stock is traded on The Nasdaq Stock Market under the symbols "IATV". The following table sets forth the high and low bid prices for ACTV common stock as reported by Nasdaq.

                                          Common Stock
                                 ------------------------------------
         2001 Quarter                    High                  Low
         ----------------        --------------- --------------------
         First                            7.875                3.250
         Second                           4.125                2.220
         Third                            3.280                1.340
         Fourth                           2.260                1.260

         2000 Quarter                    High                  Low
         ----------------        --------------- --------------------
         First                           46.125               20.000
         Second                          34.750                9.688
         Third                           19.375               10.750
         Fourth                          14.313                3.000


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

                                       13
-------------------------------------------------------------------------------

Item 6.  Selected Financial Data


                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                               2001          2000           1999          1998          1997
                                           ------------- -------------  ------------- ------------- --------------
                                                          ($000's except share and per share data)
Statement of Operations Data:
   Revenues                                $     13,689  $      8,016   $      2,910  $      1,625  $       1,948
                                           ------------- -------------  ------------- ------------- --------------

   Net (loss)income before preferred
     stock dividends, extraordinary
     item and cumulative effect of
     accounting change                          (42,658)      153,504       (234,875)      (23,342)        (8,394)
   Cumulative transition effect of
     adopting SFAS No 133                       (58,732)           --             --            --             --

   Net (loss)income                            (101,390)      152,093       (234,875)      (23,342)        (8,394)
                                           ============= =============  ============= ============= ==============
   Basic
   (Loss)/income per share before
     extraordinary item and cumulative
     effect of accounting change           $      (0.77) $       3.10   $      (6.11) $      (1.10) $       (0.64)
   Extraordinary item                                --         (0.03)            --            --             --
   Cumulative transition effect of
     adopting SFAS No. 133                        (1.07)
                                           ------------- -------------  ------------- ------------- --------------
   Basic (loss)/income per share           $      (1.84) $       3.07   $      (6.11) $      (1.10) $       (0.64)
     applicable to common shareholders
                                           ============= =============  ============= ============= ==============
   Diluted
   (Loss)/income per common share
     before extraordinary item and
     cumulative effect of accounting
     change                                $      (0.77) $       2.53   $      (6.11) $      (1.10) $       (0.64)
   Extraordinary item                                --         (0.02)            --            --             --
   Cumulative transition effect of
     adopting SFAS No. 133                        (1.07)           --             --            --             --
                                           ------------- -------------  ------------- ------------- --------------
   Diluted (loss)/income per share         $      (1.84) $       2.51   $      (6.11) $      (1.10) $       (0.64)
     applicable to common shareholders
                                           ============= =============  ============= ============= ==============
   Balance Sheet Data:
     Cash and cash equivalents             $     69,036  $    122,488   $      9,413  $      5,198  $         658
     Working capital (deficiency)                71,271       115,684          9,151         3,007         (1,062)
     Total assets                               139,587       235,509         28,984        13,616          7,902
     Long-term debt (including current
        portion)                                     --            --          4,804         4,315             --


         The historical financial information has been restated to include the accounts and results of operations of Bottle Rocket Inc., which was acquired on August 17, 2000, in a transaction accounted for under the pooling of interests method, as described in Note 3 in the consolidated financial statements.

                                       14
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2001 and December 31, 2000

         Revenues. Revenues increased 71% to $13.7 million for the year ended December 31, 2001, from $8.0 million for the year ended December 31, 2000. The increase is the result of the inclusion in the more recent year of revenues from our Digital TV segment, which accounted for approximately 30% of total revenues. For the year ended December 31, 2000, all of our revenue was derived from Enhanced Media licensing and services. Digital television revenues for 2001 were principally from professional and technical services delivered through Intellocity, which we acquired in March 2001, and software licensing and services revenue through Advision, which we acquired January 1, 2001. Revenues for the years ended December 31, 2001 and 2000 included $3.6 million and $1.8 million, respectively, (26% and 23%, respectively, of total revenues) related to the recognition of revenue from the Livewire joint marketing arrangement.

         Goodwill Impairment Charge. During the fourth quarter of 2001, we recorded a non-cash impairment charge of $11.2 million related to the goodwill associated with the Intellocity acquisition. Intellocity's inability to achieve the operating results specified in its 2001 budget (it operated at a loss for fiscal 2001) triggered an impairment review in the fourth quarter of its long-lived assets. We developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity's service lines to determine the fair value of the assets. Accordingly, in the fourth quarter of 2001, we recorded an impairment charge of $11.2 million.

         Restructuring Charge. For the year ended December 31, 2001, we recorded an expense of $6.6 million, the

                                       15
-------------------------------------------------------------------------------
majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. Pursuant to the surrender--agreed to in September 2001--of certain of our New York City leases, we received cash and cash equivalents of approximately $9.3 million in the fourth quarter of 2001. This change in cash and cash equivalents was a result of payments from third parties and a release of restricted cash formerly used to guarantee the leases. At December 31, 2001 we had $0.8 million remaining in accrued restructuring charges to be paid out over the first two quarters of 2002.

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

         Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses for year ended December 31, 2001 were $46.6 million, compared with $45.7 million for the year ended December 31, 2000, an increase of 2.0%. The increase in costs was attributable to the inclusion in the more recent year of the operations of Intellocity and Advision, both of which we acquired during 2001. Excluding the effect of Intellocity and Advision, our total selling, general and administrative expenses declined $6.0 million, or 13.0% in the more recent year. This decrease is the result of cost cutting measures we adopted in the third and fourth quarters of 2001, including a significant reduction in personnel and occupancy costs. Selling and administrative expenses for 2001 and 2000 include $2.3 million and $6.9 million, respectively, of deferred compensation expense, of which $1.5 million and $4.5 million, respectively, was non-cash.

         Other Expense. Other expense in 2001 includes the changes in fair value of an investment in warrant which is now accounted for as a derivative instrument after adoption of SFAS No. 133 and the application of its requirements. Prior to the adoption of SFAS 133 in 2001 these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is now recorded at fair value. We recorded a net decrease in the value of the investment in warrant of $1.0 million for the year ended December 31, 2001. For the year ended December 31, 2001 and 2000, other expense also includes a $1.0 million and $0.8 million write-down related to certain of our strategic investments that we deemed to be other than temporarily impaired.

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

         Extraordinary Item. We recorded an extraordinary loss in 2000 of $1.4 million, resulting from the early extinguishment of $5.0 million notes issued in January 1998.

         Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Livewire. Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is now

                                       16
-------------------------------------------------------------------------------
recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of approximately $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to the Company's net income/loss as a result of the changes in fair value of the Livewire investment.

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

Comparison of Fiscal Year Ended December 31, 2000 and December 31, 1999

         Revenues. Revenues increased 176% to $8.0 million for the year ended December 31, 2000, from $2.9 million for the year ended December 31, 1999, due to an increase in Enhanced Media sales. Approximately $1.8 million of the increase was from recognition of revenue from the joint marketing arrangement with Liberty Livewire. The majority of our revenues in 1999 were derived from sales of HyperTV and Bottle Rocket software, services and related computer hardware.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 84% to $45.7 million for the year ended December 31, 2000, from $24.8 million for the year ended December 31, 1999. The increase was principally the result of higher personnel costs both from increased headcount and from non-cash, executive incentive compensation, which was paid in the form of common stock. The more recent period also included selling and administrative expenses associated with our Digital ADCO subsidiary, which had only minimal activity in 1999, the year of its formation.

         Other. Other expense in 2000 represents a write-off of an equity investment in a privately held company for $750,000. No similar expense was incurred in 1999.

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

         Stock Appreciation Rights. There were no stock appreciation right costs in 2000 as the plan was terminated. There were approximately $2.0 million of stock appreciation right costs in 1999.

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

         Extraordinary Item. We recorded an extraordinary loss in 2000 of $1.4 million, resulting from the early extinguishment of $5.0 million notes issued in January 1998.

         Preferred Stock Dividend and Accretion. For the year ended December 31, 1999, we paid $0.5 million in preferred stock dividends, related to our Series B preferred stock. The Series B preferred stock was issued in November 1998 and was redeemed in full in May 1999.

                                       17
-------------------------------------------------------------------------------

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

         Net Cash Used In Operating Activities. During the year ended December 31, 2001, we used cash of $30.4 million for operations, compared with $25.9 million for the year ended December 31, 2000. The increase in net cash used by operating activities relates principally to increased working capital uses.

          Net Cash Used In Investing Activities. For the year ended December 31, 2001, we used cash for investing activities of $26.0 million, compared with $17.1 million, for year ended December 31, 2000. The increase in cash used in investing activities was due principally to a $9.0 million investment in short-term securities in 2001, compared to no investment in such securities during 2000. In addition, we increased our investment in patents, software development and strategic investments, which was offset by a decrease in purchases of property and equipment.

         Net Cash Provided By Financing Activities. We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.7 million. On March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999. For the year ended December 31, 2000, OpenTV invested $10 million in our Digital ADCO subsidiary, and Motorola invested $3.0 million and $2.0 million in the years ended December 31, 2000 and 1999, respectively, in Digital ADCO.

Critical Accounting Policies

         ACTV and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire"), in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Livewire received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

         In connection with granting these licensed rights to Livewire, we received a warrant to acquire 2,500,000 shares of Livewire common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrants are non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). We recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. Beginning January 1, 2001 changes in fair value in the investment in warrant are recorded to the statement of operations as we adopted SFAS No. 133. We expect the value of the warrant to fluctuate based on the underlying stock price of Livewire. We do not currently expect to exercise or register shares in the coming year. The deferred revenue we record is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

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

         We currently evaluate the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business, which may change after we adopt SFAS No. 142.

         Beginning January 1, 2001, we account for our investment in restricted warrants for Liberty Livewire Corporation under SFAS 133 which requires us to record changes in the fair value of this investment in the statement of operations.

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

                                       18
-------------------------------------------------------------------------------

Impact of Inflation

         Inflation has not had any significant effect on the our operating costs.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133 as amended, establishes accounting and reporting standards for derivative instruments. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS 133 as of January 1, 2001. ACTV's investment in warrants of Livewire, a publicly traded company, was accounted for at fair value, resulting in a non-cash, cumulative effect of a change in accounting principle of approximately $58.7 million in 2001. This investment will be marked to market prospectively on a quarterly basis and such changes in the fair value of the Livewire investment will be recorded in the results of our operations, which may cause volatility in earnings in future years.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001, established accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The Company will adopt SFAS 141 for any future business combinations that are consummated.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS 142 would have been expected to result in an decrease in unaudited pro forma net loss before extraordinary items of approximately $3.6 million per year had the provisions of the new standards been applied during 2001. During 2002, the Company will perform the required impairment tests of goodwill using the methodology prescribed by SFAS 142. The Company is required to adopt SFAS 142 as of the beginning of 2002. The Company has not yet determined the final expected effect the adoption of SFAS 142 will have on its statement of financial condition, but does not believe it will be material.

         As of August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The Company does not believe that that the adoption of SFAS 143 will impact the Company's financial condition, cash flows and results of operations. The Company plans to adopt SFAS 143 during the first quarter of 2003.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144,

                                       19
-------------------------------------------------------------------------------

Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company has not yet assessed if the adoption of SFAS 144 will have an impact on the Company's financial condition and results of operations. The Company will adopt SFAS 144 during the first quarter of 2002.

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

         During April 2000, the Company received a warrant to acquire 2,500,000 shares of Liberty Livewire Corporation ("Livewire"), a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrants are non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). The warrant is not transferable, except in certain circumstances. The Company estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. Beginning January 1, 2001, changes in fair value in the investment in warrant are recorded to the statement of operations as the Company adopted SFAS No. 133. The estimated fair value of the warrant at December 31, 2001 was $16.3 million. The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire. The Company does not currently expect to exercise or register shares in the coming year.

         The Company recorded stock-based compensation expense based on increases and decreases in the market price of the Company's common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that the Company had a stock-based compensation obligation at the beginning of a given reporting period, the Company recognized a reduction in stock-based compensation expense related to unexercised variable options for that period based on a reduction of the market price for the Company's stock at the end of the period. The obligation would increase as the market price for the Company's common stock increases at the end of a reporting period.

Item 8.  Financial Statements and Supplementary Data

         The Financial Statements are listed under Item 14 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                       20
-------------------------------------------------------------------------------

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

                                       21
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ACTV, Inc.:

         We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138, effective on January 1, 2001.

         As discussed in Note 21 to the consolidated financial statements, the accompanying consolidated balance sheets and consolidated statements of stockholders' equity have been restated.

DELOITTE & TOUCHE LLP

April 1, 2002
(September 23, 2002 as to the effects of the restatement discussed in Note 21) New York, New York



                                       F-1
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (AS RESTATED - SEE NOTE 21)


                                                                                          December 31,
                                                                                 --------------------------------
                                                                                      2001             2000
                                                                                 ---------------  ---------------
ASSETS
Current assets:
Cash and cash equivalents                                                        $   69,035,707   $  122,488,041
Short-term investments                                                                8,951,695               --
Accounts receivable-- net                                                             1,319,805        1,182,376
Other                                                                                 1,696,617        3,758,935
                                                                                 ---------------  ---------------
     Total current assets                                                            81,003,824      127,429,352
                                                                                 ---------------  ---------------

Property and equipment-net                                                            6,344,631       12,628,232
                                                                                 ---------------  ---------------

Other assets:
Restricted cash                                                                         484,913        3,165,368
Investment in warrant                                                                16,255,355       76,016,175
Investments-other                                                                     7,397,776        3,250,000
Patents and patents pending                                                           8,425,889        8,053,642
Software development costs                                                            5,310,100        3,328,101
Goodwill                                                                             12,935,701        1,362,072
Other                                                                                 1,429,132          275,638
                                                                                 ---------------  ---------------
     Total other assets                                                              52,238,866       95,450,996
                                                                                 ---------------  ---------------

        Total                                                                    $  139,587,321   $  235,508,580
                                                                                 ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                            $    5,664,088   $    7,712,857
Deferred revenue                                                                      4,068,450        4,032,776
                                                                                 ---------------  ---------------

Total current liabilities                                                             9,732,538       11,745,633

Deferred revenue                                                                     66,966,638       70,586,450
Minority interest                                                                     3,215,652        6,422,129
Stockholders' equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and
   outstanding 55,881,938 at December 31, 2001, 51,228,154 at December 31, 2000       5,588,194        5,122,816
Notes receivable from stock sales                                                      (339,035)        (643,606)
Additional paid-in capital                                                          317,496,700      303,958,715
Accumulated deficit                                                                (263,073,366)    (161,683,557)
                                                                                 ---------------  ---------------

     Total stockholders' equity                                                      59,672,493      146,754,368
                                                                                 ---------------  ---------------

        Total liabilities and stockholders' equity                               $  139,587,321   $  235,508,580
                                                                                 ===============  ===============


                 See notes to consolidated financial statements

                                       F-2
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years ended December 31,
                                                                --------------------------------------------------
                                                                     2001             2000             1999
                                                                ---------------  ---------------- ----------------
Revenue                                                         $   13,688,615   $     8,016,453  $     2,909,642

Costs and expenses:
Selling, general and administrative                                 46,580,939        45,714,082       24,794,126
Depreciation and amortization                                        5,865,671         3,481,259        1,691,724
Amortization of goodwill                                             3,567,955           426,372          426,372
Loss on write-down of goodwill                                      11,247,725                --               --
Restructuring charge                                                 6,591,223                --               --
Stock appreciation rights                                                   --                --        1,950,330
Stock-based compensation (income)/expense                          (12,148,504)     (186,673,365)     208,343,386
                                                                ---------------  ---------------- ----------------
     Total costs and expenses                                       61,705,009      (137,051,652)     237,205,938
                                                                ---------------  ---------------- ----------------

(Loss)/income from operations                                      (48,016,394)      145,068,105     (234,296,296)
                                                                ---------------  ---------------- ----------------

Interest income                                                      4,180,923         7,726,929          465,840
Interest expense                                                            --          (284,619)      (1,044,227)
                                                                ---------------  ---------------- ----------------
Interest-net                                                         4,180,923         7,442,310         (578,387)
                                                                ---------------  ---------------- ----------------

Other expense                                                       (2,028,623)         (750,000)              --
                                                                ---------------  ---------------- ----------------

(Loss)/income before minority interest, preferred stock
   dividends and accretion, extraordinary item and cumulative
   effect of accounting change                                     (45,864,094)      151,760,415     (234,874,683)

Minority interest-subsidiary                                         3,206,482         1,743,357             (588)
                                                                ---------------  ---------------- ----------------

(Loss)/income before preferred stock dividends and accretion, extraordinary item and cumulative effect of accounting
   change                                                          (42,657,612)      153,503,772     (234,875,271)

Extraordinary loss on early extinguishment of debt                          --        (1,411,139)              --

Cumulative transition effect of adopting SFAS No. 133              (58,732,197)               --               --
                                                                ---------------  ---------------- ----------------

(Loss)/income before preferred stock dividends and accretion      (101,389,809)      152,092,633     (234,875,271)

Preferred stock dividends and accretion                                     --                --         (494,431)
                                                                ---------------  ---------------- ----------------

Net (loss)/income applicable to common stockholders             $ (101,389,809)  $   152,092,633  $  (235,369,702)

(Loss)/income per share

Basic
Before extraordinary item and cumulative effect of accounting
   change                                                       $        (0.77)  $          3.10  $         (6.11)
Extraordinary item                                                          --             (0.03)              --
Cumulative effect of accounting change                                   (1.07)               --               --
                                                                ---------------  ---------------- ----------------
Basic net (loss)/income per share applicable to common
   stockholders                                                 $        (1.84)  $          3.07  $         (6.11)
                                                                ===============  ================ ================

Diluted
Before extraordinary item and cumulative effect of accounting
   change                                                       $        (0.77)  $          2.53  $         (6.11)
Extraordinary item                                                          --             (0.02)              --
Cumulative effect of accounting change                                   (1.07)               --               --
                                                                ---------------  ---------------- ----------------
Diluted net (loss)/income per share applicable to common        $        (1.84)  $          2.51  $         (6.11)
   stockholders

Shares used in basic calculations                                   55,014,772        49,501,885       38,491,044
                                                                ===============  ================ ================

Shares used in diluted calculations                                 55,014,772        60,719,648       38,491,044
                                                                ===============  ================ ================


                 See notes to consolidated financial statements

                                       F-3
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Years ended December 31,
                                                            -----------------------------------------------------
                                                                  2001              2000              1999
                                                            ----------------- -----------------  ----------------
Cash flows from operating activities:
Net (loss)/income:                                          $   (101,389,809) $    152,092,633   $  (234,875,271)

Adjustments to reconcile net (loss)/income to net cash
   used in operations:
   Cumulative effect of adopting SFAS No. 133                     58,732,197                --                --
   Change in fair value of warrant                                 1,028,623                --                --
   Depreciation and amortization                                   9,433,626         3,907,631         2,118,096
   Stock-based compensation                                      (12,148,504)     (186,673,365)      208,343,386
   Deferred compensation-- other                                      75,000           306,000         1,950,330
   Amortization of deferred expenses related to debt
     financing                                                            --                --           864,147
   Amortization of deferred revenue                               (3,619,812)       (1,809,907)               --
   Write-down of investment                                        1,000,000           750,000                --
   Common stock issued in lieu of cash payment                     1,767,275         4,560,000         6,383,560
   Non-cash portion of restructuring charge                       10,601,674                --                --
   Write-down of goodwill                                         11,247,725                --                --
   Minority interest                                              (3,206,482)       (1,743,357)              588
Changes in assets and liabilities:
   Accounts receivable                                               968,978           286,788          (933,501)
   Other assets                                                   (2,168,111)       (2,798,883)         (615,789)
   Accounts payable and accrued expenses                          (2,739,242)        5,745,693           537,249
   Deferred revenue                                                   35,674          (485,032)          825,788
                                                            ----------------- -----------------  ----------------
        Net cash used in operating activities                    (30,381,188)      (25,861,799)      (15,401,417)
Cash flows from investing activities:
   Investment in short-term investments                           (8,951,695)               --                --
   Investments in patents                                         (1,005,380)         (500,726)       (7,515,343)
   Purchases of property and equipment                            (8,005,909)      (10,938,456)       (2,366,917)
   Investment in software development costs                       (2,776,001)       (1,954,979)       (1,438,654)
   Strategic investments                                          (5,266,239)       (3,750,000)               --
                                                            ----------------- -----------------  ----------------
        Net cash used in investing activities                    (26,005,224)      (17,144,161)      (11,320,914)
Cash flows from financing activities:
   (Receipt) payment of letters of credit                          2,680,455        (3,165,368)               --
   Retirement of debt--net                                                --        (4,567,095)         (174,732)
   Redemption of preferred stock                                          --                --        (5,198,342)
   Net proceeds from subsidiary equity transactions                       --        13,049,895         2,000,593
   Net proceeds from equity financing                                143,625       150,763,399        34,309,731
   Repayment of stockholders loan                                    109,998                --                --
                                                            ----------------- -----------------  ----------------
        Net cash provided by financing activities                  2,934,078       156,080,831        30,937,250
                                                            ----------------- -----------------  ----------------
Net (decrease) increase in cash and cash equivalents             (53,452,334)      113,074,871         4,214,919
   Cash and cash equivalents, beginning of period                122,488,041         9,413,170         5,198,251
                                                            ----------------- -----------------  ----------------
   Cash and cash equivalents, end of period                 $     69,035,707  $    122,488,041   $     9,413,170
                                                            ================= =================  ================

Supplemental Disclosure to the Consolidated Statements of      For the Year
Cash Flows                                                         Ended
                                                             December 31, 2001
                                                             ------------------
Retirement of common stock                                          $1,714,123
Purchase Acquisitions:
   Assets acquired (excluding cash)                                  1,948,392
   Liabilities assumed                                               2,744,148
   Market value of shares issued                                    27,475,090


                 See notes to consolidated financial statements

                                       F-4
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED - SEE NOTE 21)



                                                                             Preferred              Preferred
                                                   Common Stock               Series A               Series B
                                              -----------------------    -------------------    ---------------------

                                                                                                Shares                 Stockholder
                                                Shares       Amount      Shares      Amount       $          Amount       Loan
                                              ----------   ----------    -------     -------    ------     -----------  ----------

Balance at December 31, 1998                  30,031,494   $3,003,151     56,300     $ 5,630     5,018     $ 2,805,961  $(199,900)
                                              ===========  ===========   ========    ========   =======    ============ ==========

Minority interest adjustment
Issuance of common shares in connection
     with financing                            4,059,783      405,978
Issuance of shares for services provided         931,294       93,129
Issuance of shares in connection with
     exchange of preferred stock               1,061,690      106,169    (56,300)     (5,630)
Issuance of shares in connection with
     exercise of stock options, stock
     appreciation rights and warrants          6,304,573      630,457
Adjustment to deferred stock compensation
Issuance of common stock for 401(k) plan          51,198        5,120
Preferred stock redemption                                                                      (5,018)     (2,805,961)
Repayment of stockholder loans                                                                                            199,900
Issuance of stockholder loans                                                                                            (456,016)
Net loss
Preferred stock dividends and accretion
                                              -----------  -----------   --------    --------   -------    ------------ ----------
Balances December 31, 1999                    42,440,032   $4,244,004         --     $    --        --     $        --  $(456,016)
                                              ===========  ===========   ========    ========   =======    ============ ==========
Minority interest adjustment

Issuance of shares in connection with
     public offering                           4,600,000      460,000
Issuance of shares for services                  947,000       94,700
Issuance of shares in connection with
     exercise of stock options & warrants      3,292,089      329,209
Adjustment to deferred stock compensation
Issuance of common stock for 401(k) plan           7,509          751
Issuance of stockholder loans                                                                                            (187,590)
Retirement of common stock                       (58,476)      (5,848)
Net income
                                              -----------  -----------   --------    --------   -------    ------------ ----------
Balance at December 31, 2000                  51,228,154   $5,122,816         --     $    --        --     $        --  $(643,606)
                                              ===========  ===========   ========    ========   =======    ============ ==========

Issuance of shares in connection with
     exercise of stock options & warrants      1,281,164      128,116

Adjustment to deferred stock compensation
Issuance of common stock for 401(k) plan          92,960        9,296
Issuance of shares in connection with
     acquisition                               4,007,889      400,789
Rescission and repayment of stockholder
     loans                                                                                                                304,571
Retirement of common stock                      (728,229)     (72,823)
Net loss
                                              -----------  -----------   --------    --------   -------    ------------ ----------
Balance at December 31, 2001                  55,881,938   $5,588,194         --     $    --        --     $        --  $(339,035)
                                              ===========  ===========   ========    ========   =======    ============ ==========



                                                 Additional
                                                  Paid-in-
                                                  Capital         Deficit          Total
                                                ------------    --------------  ---------------

Balance at December 31, 1998                    $  74,514,275   $  (75,693,834)  $   4,435,283
                                                ==============  ==============  ===============

Minority interest adjustment                        1,020,003                        1,020,003
Issuance of common shares in connection
     with financing                                22,611,560                       23,017,538
Issuance of shares for services provided           10,696,587                       10,789,716
Issuance of shares in connection with
     exchange of preferred stock                                                       100,539
Issuance of shares in connection with
     exercise of stock options, stock
     appreciation rights and warrants              12,689,367                       13,319,824
Adjustment to deferred stock compensation         208,343,386                      208,343,386
Issuance of common stock for 401(k) plan              127,042                          132,162
Preferred stock redemption                         (2,392,380)                      (5,198,341)
Repayment of stockholder loans                                                         199,900
Issuance of stockholder loans                                                         (456,016)
Net loss                                                         (234,875,271)    (234,875,271)
Preferred stock dividends and accretion                              (494,431)        (494,431)
                                                --------------  ---------------  ---------------
Balances December 31, 1999                      $ 327,609,840   $ (311,063,536)  $   20,334,292
                                                ==============  ==============  ===============
Minority interest adjustment                        5,864,999                        5,864,999

Issuance of shares in connection with
     public offering                              128,909,468                      129,369,468
Issuance of shares for services                     7,617,788                        7,712,488
Issuance of shares in connection with
     exercise of stock options & warrants          20,783,812                       21,113,021
Adjustment to deferred stock compensation        (186,673,365)                    (186,673,365)
Issuance of common stock for 401(k) plan              153,809                          154,560
Issuance of stockholder loans                                                         (187,590)
Retirement of common stock                           (307,636)     (2,712,654)      (3,026,138)
Net income                                                        152,092,633      152,092,633
                                                --------------  ---------------  ---------------
Balance at December 31, 2000                    $ 303,958,715   $ (161,683,557)  $  146,754,368
                                                ==============  ===============  ===============

Issuance of shares in connection with
     exercise of stock options & warrants              15,509                          143,625

Adjustment to deferred stock compensation         (12,148,504)                     (12,148,504)
Issuance of common stock for 401(k) plan              237,979                          247,275
Issuance of shares in connection with
     acquisition                                   27,074,301                       27,475,090
Rescission and repayment of stockholder
     loans                                                                             304,571
Retirement of common stock                         (1,641,300)                      (1,714,123)
Net loss                                                         (101,389,809)    (101,389,809)
                                                --------------  ---------------  ---------------
Balance at December 31, 2001                    $ 317,496,700   $ (263,073,366)  $   59,672,493
                                                ==============  ===============  ===============


                 See notes to consolidated financial statements

                                       F-5
-------------------------------------------------------------------------------

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

         Property and Equipment--Property and equipment is recorded at cost and depreciated on the straight-line method over its estimated useful lives (generally 3 to 5 years). Depreciation expense for the years ended December 31, 2001, 2000, and 1999 aggregated $4,309,285, $2,080,420, and $929,765, respectively.

         Patents and Patents Pending--The cost of patents, representing patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 10 years), which is less than the statutory life of each patent. The balances at December 31, 2001 and 2000, are net of accumulated amortization of $1,607,268 and $981,248, respectively.

         Software Development Costs--The Company capitalizes costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (3 years). The unamortized balance at December 31, 2001 and 2000 is net of accumulated amortization of $2,254,842 and $1,567,435, respectively.

         Cash Equivalents and Short-Term Investments--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity.

         Revenue Recognition--In businesses where the Company is delivering specific services and products, revenue is recognized from sales when a product is shipped and when services are performed.

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

         The Company and Liberty Livewire LLC, a unit of Liberty Livewire Corporation ("Livewire"), in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Livewire received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

         In connection with granting these licensed rights to Livewire, the Company received a warrant to acquire 2,500,000 shares of Livewire common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrants are non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). The Company recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. Beginning January 1, 2001 changes in fair value in the investment in warrant are recorded to the statement of operations as the Company adopted SFAS No. 133. The Company expects the value of the warrant to fluctuate based on the underlying stock price of Livewire. The Company does not currently expect to exercise or register shares in the coming year. The deferred revenue recorded by the Company is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

         Deferred revenue results primarily from the Livewire joint marketing arrangement and from payments received from certain customers in advance of revenue being earned under software licensing, software installation, support and maintenance contracts.

         Accounts Receivable--Customer accounts receivable include an amount for one customer representing 33% of the Company's balance in 2001, and one customer representing 32% of the Company's balance in 2000. The allowance for uncollectable accounts totaled $185,337 and $20,000 at December 31, 2001 and 2000, respectively.

         Minority Interest-- We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at December 31, 2001. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. We account for issuances of our subsidiaries stock as capital transactions. No gain or loss has been recorded in the statements of operations in connection with any sales of subsidiary stock. We have no plans to repurchase the subsidiary shares in the near term, as we believe these to be strategic investments made by the counterparties in the transactions (see Note
18).

                                       F-6
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

         Financial Instruments-- Effective January 1, 2001, ACTV adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the Company's accounting for its investment of 2.5 million restricted warrants for Liberty Livewire Corporation ("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in the Company recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, the Company records subsequent changes in the fair value of this investment in the statement of operations.

         There may be periods with significant non-cash increases or decreases to the Company's net income/(loss) pertaining to the Livewire investment. The carrying value of the Company's derivative instrument approximates fair value. The fair value of the Livewire investment is determined by reference to underlying market values resulting from trading of Livewire's common stock on a national securities exchange and on estimates using the Black-Scholes valuation model.

         Earnings Per Share--Basic income (loss) per common share equals net income (loss) divided by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted income per share gives effect to the potential dilution of outstanding stock options for the year ended December 31, 2000. The Company did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share for the years ended December 31, 2001 and 1999, respectively, as it would be anti-dilutive.

         Long-Lived Assets and Intangibles--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment.

         Goodwill--The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis over a period of 7-10 years. At December 31, 2001 and 2000, goodwill amounted to $12.9 and $1.4 million, net of accumulated amortization of $6.5 and $2.9 million, respectively. Amortization of goodwill totaled $3.6, $0.4, and $0.4 million in 2001, 2000, and 1999, respectively. The Company evaluates the realizability of goodwill based upon the expected undiscounted cash flows of the acquired business. Intellocity's inability to achieve the operating results specified in its 2001 budget (it operated at a loss for fiscal
2001) triggered an impairment review of its long-lived assets in the fourth quarter. We developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity's service lines to determine the fair value of the assets. Accordingly, in the fourth quarter of 2001, we recorded an impairment charge of $11.2 million. Future impairments, if any, will be recognized through a charge to operations, in the period in which the impairment is deemed to exist.

         Fair Value of Financial Instruments --The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of

                                       F-7
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value.

         Stock--Based Compensation--The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee", ("APB 25") and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 ("SFAS 123), Accounting for Stock Based Compensation. Certain of the Company's options are subject to variable plan accounting under APB 25 which results in the recording of charges or credits to compensation expense for increases or decreases in the market value of the stock in excess of the price of certain options and an offsetting entry is recorded to additional paid in capital. The Company amortizes stock based compensation arising from certain employee stock option grants over the vesting periods of the related options, generally three years.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Reclassifications--Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

         Recent Accounting Pronouncements--The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001 and established accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The Company will adopt SFAS 141 for any future business combinations that are consummated.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS 142 would have been expected to result in a decrease in net loss before extraordinary items of approximately $3.6 million per year. During 2002, the Company will perform the required impairment tests of goodwill using the methodology prescribed by SFAS 142. The Company is required to SFAS 142 as of the beginning of 2002. The Company has not yet determined the final expected effect the adoption of SFAS 142 will have on its statement of financial condition, but does not believe it will be material.

         As of August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with

                                       F-8
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

indeterminable lives. The Company does not believe that that the adoption of SFAS 143 will impact the Company's financial condition, cash flows and results of operations. The Company plans to adopt SFAS 143 during the first quarter of 2003.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ("SFAS 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company does not believe that the adoption of SFAS 144 will have an impact on the Company's financial condition and results of operations. The Company will adopt SFAS 144 during the first quarter of 2002.

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

         The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million. Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.4 million and is being amortized over 7 years. As a result of the Company's year-end review of the realizability of the full goodwill value attributed to Intellocity, the Company recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million. The results of Intellocity's operations are included in the Company's consolidated results from the date of acquisition.

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


                                       F-9
-------------------------------------------------------------------------------

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



                                                                      For the Year Ended December 31,
                                                                     ---------------------------------
                                                                           2001             2000
                                                                     ----------------  ---------------
Revenues                                                                 $15,350,452      $16,340,236

(Loss) Income before Minority Interest, Extraordinary Item, and
   Cumulative effect of accounting change                                (46,711,798)     148,642,434

(Loss) Income before Extraordinary Item and Cumulative effect of
   accounting change                                                     (43,505,316)     150,385,791

Net (Loss) Income                                                       (102,237,513)     148,974,652

Basic
(Loss)/income per share before extraordinary item and cumulative
   effect of accounting change                                       $         (0.78)  $         3.04
Extraordinary item                                                                --            (0.03)
Cumulative effect of  accounting change                                        (1.05)              --
                                                                     ----------------  ---------------
Basic (loss)/income per share                                        $         (1.83)  $         3.01
                                                                     ================  ===============

Diluted
(Loss)/income per share before extraordinary item and cumulative
   effect of accounting change                                       $         (0.78)  $         2.48
Extraordinary item                                                                --            (0.03)
Cumulative effect of accounting change                                         (1.05)              --
                                                                     ----------------  ---------------
Diluted (loss)/income per share                                      $         (1.83)  $         2.45
                                                                     ================  ===============

                                      F-10
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

 4. Property and Equipment

         Property and equipment--net at December 31, 2001 and 2000 consisted of the following (at cost):

                                                          2001          2000
                                                      ------------  ------------
Machinery and equipment                               $11,981,141   $ 8,138,082
Office furniture and fixtures                           1,023,691     3,253,895
Leasehold improvements                                    868,633     5,992,172
                                                      ------------  ------------
                                                       13,873,465    17,384,149

Less accumulated depreciation and amortization         (7,528,835)   (4,755,917)
                                                      ------------  ------------

                                                      $ 6,344,630   $12,628,232
                                                      ============  ============

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

                                      F-11
-------------------------------------------------------------------------------

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

                                      F-12
-------------------------------------------------------------------------------

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

         ACTV Entertainment, Inc. ("Entertainment") and HyperTV Networks, Inc. are subsidiaries of ACTV, Inc. In part as an anti-takeover defense, in 1997 and 1998 Entertainment and HyperTV granted stock options for their respective Class B common shares to a limited number of their officers and employees, which Class B stock options--as amended in December, 1999--were to become exercisable only upon a "change of control" of ACTV, Inc., as the term "change of control" was defined in those options. Effective October 2, 2000, all of those Class B stock options were terminated, with the result that there are no options outstanding at this date with respect to any of the Class B shares of either Entertainment or HyperTV.

                                      F-13
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

6. Stock Options and Warrants

         At December 31, 2001, the Company had reserved shares of Common Stock for issuance as follows:


                                                                  Granted (net
                                                                       of
                                                   Authorized     cancellations)    Exercised      Outstanding
                                                 ---------------  --------------  --------------- ---------------
1989 Non-Qualified Stock Option Plan                    100,000          85,000          (82,000)          3,000
1996 Qualified Stock Option Plan                        500,000         493,484         (377,879)        115,605
1998 Qualified Stock Option Plan                        900,000         761,998         (190,995)        571,003
1999 Qualified Stock Option Plan                      1,500,000       1,222,500         (164,047)      1,058,453
2000 Qualified Stock Option Plan                      4,000,000       2,905,116          (30,107)      2,875,009
Options and warrants granted outside of
   formal plans                                                      19,335,215      (10,620,803)      8,714,412
                                                                  --------------  --------------- ---------------

   Total                                                             24,803,313      (11,465,831)     13,337,482
                                                                  --------------  --------------- ---------------



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

         As a result of certain cashless exercise features, options totaling 6.9 million outstanding at December 31, 2001, are subject to variable option accounting treatment. A reduction in deferred stock-based compensation expense of $12.1 million and $186.7 million related to these variable options was recorded in the years ended December 31, 2001 and 2000, respectively. Deferred stock-based compensation expense of $208.3 million related to these options was recorded for the year ended December 31, 1999. We recorded stock-based compensation expense in relation to increases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation expense liability at the beginning of a given reporting period, we recognized a reduction in expense related to the unexercised vested variable options for that period based on a reduction of the market price for our common stock at the end of the period.

         In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment in our financial statements.


                                      F-14
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

         A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 is as follows:


                                                       2001                     2000                     1999
                                                       Wtd.                     Wtd.                     Wtd.
                                                       Avg.                     Avg.                     Avg.
                                          2001        Exer.        2000        Exer.         1999       Exer.
                                         Shares       Price       Shares       Price        Shares      Price
                                       -----------  ----------- -----------  -----------  ----------- -----------
Outstanding at beginning of period     18,696,202               16,736,838                 7,850,007
Options and warrants granted            2,385,837         1.72   4,698,976   $     8.87   14,863,501  $     8.20
Options and warrants exercised           (404,442)        2.15  (2,622,196)  $     6.74   (5,801,670) $     1.98
Options and warrants
   forfeited/expired                   (7,340,115)       12.31    (117,416)  $    11.75     (175,000) $     4.00
                                       -----------  ----------- -----------  -----------  ----------- -----------

Outstanding at end of period           13,337,482         4.21  18,696,202   $     7.66   16,736,838  $     7.44
                                       -----------  ----------- -----------  -----------  ----------- -----------

Options and warrants exercisable at
   end of period                        7,827,291         3.12  10,061,021   $     8.28    9,369,330  $     9.08


         The following table summarizes information about stock options outstanding at December 31, 2001:


                                    Weighted
                                     Number           Average           Weighted                          Weighted
                                   Outstanding       Remaining          Average             Number        Average
                                       at           Contractual         Exercise        Exercisable at    Exercise
Range of Exercise Prices           12/31/2001          Life              Price            12/31/2001       Price
--------------------------------  --------------  ----------------  -----------------  ----------------- -----------
$ 0.00 to 4.00                        8,413,295         4.0 Years   $           1.56          6,181,596  $     1.44
$ 4.01 to 8.00                        2,687,086         3.6 Years   $           6.83            399,753  $     6.50
$ 8.01 to 12.00                       1,516,000         1.5 Years   $           9.88          1,149,838  $    10.11
$ 12.01 to 16.00                        720,500         2.2 Years   $          13.49             95,503  $    13.50
$ 16.01 to 100.00                           601         3.6 Years   $          81.85                601  $    81.85
                                  --------------                                       -----------------
Total Number Outstanding             13,337,482                                               7,827,291
                                  --------------                                       -----------------


-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

         The weighted average exercise price of options granted during 2001, 2000 and 1999 was $1.72, $8.87, and $8.20 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of the Company's common stock on the date of grant. The Company applies APB No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. Had compensation cost for the Company's option issuances been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net income (loss) and income (loss) per basic and diluted share for the years ended December 31, 2001, 2000, and 1999 would have been changed to the pro forma amounts indicated below:


                                                                      2001            2000             1999
                                                                 --------------   -------------   ----------------
Net (loss)/income to common stockholders
As reported                                                      $(101,389,809)   $152,092,633    $(235,369,702 )
Pro forma                                                        $(103,947,008)   $129,426,485    $(237,772,519 )

Basic
Net (loss)/income per share
As reported
Before extraordinary item                                        $       (0.77)   $       3.10    $     (6.11)
Extraordinary item                                                          --           (0.03)            --
Cumulative effect of accounting change                                   (1.07)             --             --
                                                                 --------------   -------------   ----------------
Basic net (loss)/income per share                                $       (1.84)   $       3.07    $    (6.11)
                                                                 ==============   =============   ================

Pro forma
Before extraordinary item                                        $       (0.82)   $       2.63    $    (6.18)
Extraordinary item                                                          --           (0.03)           --
Cumulative effect of accounting change                                   (1.07)             --            --
                                                                 --------------   -------------   ----------------
Basic net(loss)/income per share                                 $       (1.89)   $       2.60    $    (6.18)
                                                                 ==============   =============   ================

Diluted
Net (loss)/income per share
As reported
Before extraordinary item                                        $       (0.77)   $       2.53    $     (6.11)
Extraordinary item                                                          --           (0.02)            --
Cumulative effect of accounting change                                   (1.07)             --             --
                                                                 --------------   -------------   ----------------
Diluted net (loss)/income per share                              $       (1.84)   $       2.51    $     (6.11)
                                                                 ==============   =============   ================

Pro forma
Before extraordinary item                                        $       (0.82)   $       2.16    $     (6.18)
Extraordinary item                                                          --           (0.02)            --
Cumulative effect of accounting change                                   (1.07)             --             --
                                                                 --------------   -------------   ----------------
Diluted net(loss)/income per share                               $       (1.89)   $       2.14    $     (6.18)
                                                                 ==============   =============   ================


         The Company estimated the fair value of options issued during 2001, 2000, and 1999 on the date of each grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility for 2001, 2000, and 1999 of 128%, 122%, and 94%, respectively, and a risk free interest rate of 5% for 2001 and 6% for 2000 and 1999.

                                      F-16
-------------------------------------------------------------------------------

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

                                      F-17
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)


8. Income Taxes

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

         Deferred income taxes reflect the net tax effects at an effective tax rate of 40% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999, 2000 and 2001 are as follows (amounts in 000's):

                                                                   1999         2000        2001
                                                                -----------  ----------  ----------
Deferred tax assets:
   Operating loss carryforwards                                 $   27,388   $  40,684   $  64,199
   Differences between book and tax basis of property                1,561         635       2,409
   Capital loss                                                         --          --         300
   Warrant                                                              --          --      23,180
   Deferred compensation                                            83,678       5,980       1,121
   Other                                                                --          --         142
                                                                -----------  ----------  ----------
Total                                                              112,927      47,299      91,351
Deferred tax liabilities:
Differences between book and tax basis of property                    (305)       (477)         --
                                                                -----------  ----------  ----------

Net deferred tax asset before valuation allowance                  112,322      46,822      91,351
Valuation allowance                                               (112,322)    (46,822)    (91,351)
                                                                -----------  ----------  ----------

Net deferred tax asset                                          $       --   $      --   $      --
                                                                ===========  ==========  ==========

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

         Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. In the event of an ownership change, we would not be able to use our pre-ownership--change net operating losses in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term federal rate.

         At December 31, 2001 and 2000, the Company had Federal net operating loss ("NOL") carryovers of approximately $160.5 and $115.2 million, respectively. These carryovers will expire between the years 2002 and 2022. There may be some limitation on the use of these net operating loss carryforwards under the Internal Revenue Code Section 382 ownership change rules.

                                      F-18
-------------------------------------------------------------------------------

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

9.  Retirement Plan

         The Company sponsors a 401(k) savings plan for employees who have completed at least one full year of service. The Company has a policy of matching employee 401(k) deferrals, dollar for dollar, up to the first 5% of the participating employee's annual compensation. Percentage vesting of the matching contributions is based on an employee's term of service with the Company, starting at 20% for employees with more than two years of service, and increasing ratably to 100% for employees with more than six years of service. To date, the Company has made all such contributions in the form of its common stock. In 2001, 2000 and 1999, the Company contributed the common stock equivalent of $247,275, $154,560, and $132,162, respectively.

10.  Commitments

         At December 31, 2001, future aggregate minimum lease commitments under non-cancelable operating leases, were as follows:

Year                                          Commitment
----                                         -------------
2002                                         $    961,438
2003                                              909,271
2004                                              791,602
2005                                              557,403
2006                                              427,595
Thereafter                                      4,175,160
                                             -------------
Total                                        $  7,822,469
                                             -------------

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

                                      F-19
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

         Individual customers accounted for more than 10% of the Company's revenues during the years ended 2001, 2000 and 1999. For the year ended December 31, 2001, two individual customers accounted for the following percentages of sales: 11% and 16%. For the year ended December 31, 2000, an individual customer accounted for 23% of sales. For the year ended December 31, 1999, four individual customers accounted for the following percentages of sales: 10%, 10%, 11%, and 12%. In addition, the recognition of revenue resulting from the amortization of deferred revenue associated with the joint marketing arrangement with Livewire accounted for approximately 26% and 23% of the Company's total revenues for the years ended December 31, 2001 and 2000.

         Included in accounts receivable at December 31, 2001 were receivables from one customer that accounted for 33% of such balance. Included in accounts receivable at December 31, 2000 were receivables from one customer that accounted for 32% of such balance.

12.  Fair Value of Financial Instruments

         The Company acquired a warrant to purchase common shares of Liberty Livewire LLC as described in Note 2. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of their short maturity.

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

                                      F-20
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

         Information concerning the Company's business segments in 2001, 2000 and 1999 is as follows:


                                                2001             2000            1999
                                           ---------------  --------------  ---------------
Revenues
Digital Television                         $    4,074,434   $          --   $          --
Enhanced Media                                  9,614,181       8,016,453        2,909,642
                                           ---------------  --------------  ---------------
Total                                      $   13,688,615   $   8,016,453   $    2,909,642
                                           ---------------  --------------  ---------------

Depreciation & Amortization
Digital Television                         $    2,870,503   $   1,675,434   $      891,729
Enhanced Media                                  1,631,521       1,183,473          565,466
Unallocated Corporate                           4,931,602       1,048,724          660,901
                                           ---------------  --------------  ---------------
Total                                      $    9,433,626   $   3,907,631   $    2,118,096
                                           ---------------  --------------  ---------------

Interest Income (Expense)
Digital Television                         $      246,454   $     (29,229)  $   (1,014,617)
Enhanced Media                                     10,875           4,709           15,872
Unallocated Corporate                           3,923,594       7,466,830          420,358
                                           ---------------  --------------  ---------------
Total                                      $    4,180,923   $   7,442,310   $     (578,387)
                                           ---------------  --------------  ---------------

Net (Loss)/Income Before Preferred
   Stock Dividends and Accretion
Digital Television                         $   (8,060,807)  $  (8,864,572)  $   (6,203,020)
Enhanced Media                                (67,259,636)    (14,146,874)      (8,069,935)
Unallocated Corporate                         (26,069,366)    175,104,079     (220,601,316)
                                           ---------------  --------------  ---------------
Total                                      $ (101,389,809)  $ 152,092,633   $ (234,875,271)
                                           ---------------  --------------  ---------------

Capital Expenditures
Digital Television                         $    1,815,830   $   2,722,138   $      591,819
Enhanced Media                                     96,430       2,249,498        1,669,750
Unallocated Corporate                           6,093,649       5,966,820          105,348
                                           ---------------  --------------  ---------------
Total                                      $    8,005,909   $  10,938,456   $    2,366,917
                                           ---------------  --------------  ---------------

Current Assets
Digital Television                         $    4,061,843   $  10,290,068   $    1,857,449
Enhanced Media                                  4,735,475       2,382,673        2,240,564
Unallocated Corporate                          72,206,506     114,756,611        7,917,735
                                           ---------------  --------------  ---------------
Total                                      $   81,003,824   $ 127,429,352   $   12,015,748
                                           ---------------  --------------  ---------------

Total Assets
Digital Television                         $   12,022,462   $  17,010,470   $    6,244,009
Enhanced Media                                 24,471,782      83,127,887        6,000,980
Unallocated Corporate                         103,093,077     135,370,223       16,739,389
                                           ---------------  --------------  ---------------
Total                                      $  139,587,321   $ 235,508,580   $   28,984,378
                                           ---------------  --------------  ---------------

                                      F-21
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)


14.  Investments

         In 2000, the Company entered into various strategic equity investments in privately held companies that operate in its industry. The Company does not exercise effective control or significant influence over operations for any of these strategic equity investments. At December 31, 2000, the investments were stated at cost, aggregating $3.3 million. During 2000, the Company wrote-off an investment for $750,000; the charge was recorded in other expenses. During 2001, the Company increased its gross investment assets by $5.3 million.

         For the year ended December 31, 2001, the Company recorded a writedown, reflected in other expenses, of $1.0 million related to certain of its strategic investments that the Company deemed to be other than temporarily impaired. The balance of the Company's total strategic cost investments is $7.4 million at December 31, 2001.


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

                                      F-22
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)


16.  Corporate Restructuring

         During the third and fourth quarters of 2001, we completed certain restructuring initiatives. As a result, we recorded a restructuring charge of $6.6 million, which related to the surrender of real estate leases and employee severance expenses. Components of the $6.6 million expense included:

o property and equipment with a book value of $10.8 million, which we sold for $5.5 million to the successor tenant and landlord (charge of $5.3 million).

o employee severance expenses of $2.3 million (charge of $2.3 million)

o a reversal of straight-line rent accrual of $1.0 million (reduction of charge by $1.0 million)

At December 31, 2001, we had $0.8 million remaining in accrued restructuring charges to be paid during the first two quarters of 2003.

17.  Supplemental Disclosure of Cash Flow Information

         For the years ended December 31, 2001 and 2000 we recorded deferred expense of $1.5 million and $4.6 million, respectively, for stock-based compensation.

         We also recorded revenue of $3.6 million and $1.8 million during the years ended December 31, 2001 and 2000, respectively, relating to amortization of the deferred revenue recorded in connection with the Liberty Livewire warrant (See Note 2).

         The Company made no cash payments of interest or income taxes during the year ended December 31, 2001. During the years ended December 31, 2000 and 1999, the Company made cash interest payments of $204,976 and $739,263, respectively, primarily related to the $5.0 million original fair value note, and no cash payments of income tax.

18.  Digital ADCO

         We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at December 31, 2001. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO, and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. In August 2000, Digital ADCO, Inc. received a direct minority investment by OpenTV Corp. OpenTV also contributed patents on a non-exclusive basis to Digital ADCO. Concurrently, Digital ADCO, Inc. and OpenTV together created a new subsidiary, named SpotOn International Ltd, to license and exploit Digital ADCO's technology outside the U.S., Canada and Mexico. Digital ADCO, Inc.'s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share and Class B common stock, having 25 votes per share. All of Digital ADCO's issued and outstanding shares are presently held by three investors. OpenTV currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband, the co-founders of Digital ADCO, own the issued and outstanding Class B common shares. ACTV, Inc. currently exercises voting control of Digital ADCO. We consolidate the results of our Digital ADCO subsidiary, despite our ownership position of 45.9%, due to our exercise of voting control with respect to such subsidiary.

         For the periods ended December 31, 2001, 2000 and 1999, we allocated losses/(income) in the amount of $2,890,505, $1,622,957 and ($588), respectively, from Digital ADCO and SpotOn International, Ltd. to Motorola Broadband and OpenTV.

                                      F-23
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)


19.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly financial information; all adjustments necessary for a fair presentation of each period were included.


                                                          First          Second         Third          Fourth
Year Ended December 31, 2001                             Quarter        Quarter        Quarter         Quarter
-----------------------------------------------------  -------------  -------------  -------------  --------------
                                                              (Dollars in Thousands Except Per Share Data)
Revenues                                               $      3,273   $      4,226   $      3,259   $       2,929
Operating loss                                              (13,956)        (6,818)        (6,055)        (21,187)
(Loss)/income before cumulative effect of
   accounting change                                        (20,377)         8,128         (9,610)        (20,799)

Net (loss)/income                                           (79,109)         8,128         (9,610)        (20,799)

Net (loss)/income per share
Basic
   (Loss) Income before cumulative effect of
     accounting change                                 $      (0.39)  $       0.15   $      (0.17)  $       (0.39)
   Cumulative transition effect of adopting SFAS
     No. 133                                                  (1.12)            --             --              --
                                                       -------------  -------------  -------------  --------------
   Basic net (loss) income per share                   $      (1.51)          0.15   $      (0.17)  $       (0.39)
                                                       =============  =============  =============  ==============

Diluted
   (Loss) income before cumulative effect of
     accounting change                                 $      (0.39)  $       0.14   $      (0.17)  $       (0.39)
   Cumulative transition effect of adopting SFAS
     No. 133                                                  (1.12)            --             --              --
                                                       -------------  -------------  -------------  --------------
   Diluted net (loss)/income                           $      (1.51)  $       0.14   $      (0.17)  $       (0.39)
                                                       =============  =============  =============  ==============


                                                          First          Second         Third          Fourth
Year Ended December 31, 2000                               Quarter      Quarter        Quarter         Quarter
-----------------------------------------------------  -------------  -------------  -------------  --------------
Revenues                                               $      1,393   $      1,655   $      2,794   $       2,174
Operating income (loss)                                      33,269         84,899         (6,534)         33,434
Net income (loss) before extraordinary item                  34,346         87,405         (3,715)         35,466
Extraordinary item                                               --         (1,411)            --              --

Net income (loss)                                            34,346         85,994         (3,715)         35,466

Net (loss)/income per share
Basic
Income/(loss) before extraordinary item                $       0.76   $       1.73         ($0.07)  $        0.72
Extraordinary item                                               --          (0.03)            --              --
                                                       -------------  -------------  -------------  --------------
Basic net income/(loss) per share applicable to
   common shareholders                                 $       0.76   $       1.70         ($0.07)  $        0.72
                                                       =============  =============  =============  ==============

Diluted
Income/(loss) before extraordinary item                $       0.58   $       1.48         ($0.07)  $        0.58
Extraordinary item                                               --          (0.02)            --              --
                                                       -------------  -------------  -------------  --------------
Diluted net income/(loss) per share applicable to
   common shareholders                                 $       0.58   $       1.46         ($0.07)  $        0.58
                                                       =============  =============  =============  ==============

                                      F-24
-------------------------------------------------------------------------------

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

         Results for the first quarter of 2001 included additional depreciation and amortization expense in the amount of $1.8 million due to the relocation to a new facility and the amortization of goodwill related to the purchase of Intellocity, Inc. The first quarter also included a write-down of an investment in warrant in the amount of $59.6 million which was classified as a cumulative transition effect of adopting SFAS 133. Additionally, executive incentive compensation expense was recorded in the amount of $2.3 million.

         Results for the third quarter of 2001 included a restructuring charge of $5.6 million. Results for the fourth quarter 2001 included additional restructuring charges of $1.0 million and a loss on write-down of goodwill of $11.2 million.

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

20.  Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted
(loss)/income per share:

                                                                              Years ended December 31,
                                                                    ----------------------------------------------
                                                                        2001            2000            1999
                                                                    -------------- --------------- ---------------
Numerator:
   (Loss)/income before extraordinary item and cumulative effect
     of accounting change                                           $ (42,657,612) $  153,503,772  $ (235,369,702)
   Extraordinary loss on early extinguishment of debt                          --      (1,411,139)             --
   Cumulative transition effect of adopting SFAS No. 133              (58,732,197)             --              --
                                                                    -------------- --------------- ---------------
     Net (loss)income applicable to common stockholders             $(101,389,809) $  152,092,633  $ (235,369,702)

Denominator:
   Basic weighted-average shares outstanding                           55,014,772      49,501,885      38,491,044
   Weighted-average options outstanding                                        --      11,217,763              --
                                                                    -------------- --------------- ---------------
     Diluted weighted average shares outstanding                       55,014,772      60,719,648      38,491,044
                                                                    ============== =============== ===============

Basic
(Loss)/income per share before extraordinary item and cumulative
   effect of accounting change                                      $       (0.77) $         3.10  $        (6.11)
Extraordinary item                                                             --           (0.03)             --
Cumulative transition effect of adopting SFAS No. 133                       (1.07)             --              --
                                                                    -------------- --------------- ---------------
Basic (loss)/income per share                                       $       (1.84) $         3.07  $        (6.11)
                                                                    ============== =============== ===============

Diluted
(Loss)/income per share before extraordinary item and cumulative
   effect of accounting change                                      $       (0.77) $         2.53  $        (6.11)
Extraordinary item                                                             --           (0.02)             --
Cumulative transition effect of adopting SFAS No. 133                       (1.07)             --              --
                                                                    -------------- --------------- ---------------
Diluted (loss)/income per share                                     $       (1.84) $         2.51  $        (6.11)
                                                                    ============== =============== ===============


                                      F-25
-------------------------------------------------------------------------------

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
            Years Ended December 31, 2001, 2000, and 1999 (Continued)

21.  Restatement

         Subsequent to the issuance of the Company's 2001 financial statements, management noted an error in the calculation of the minority interest of Digital ADCO, Inc. and SpotOn International, Ltd. As a result, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000 and related consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2001, to reflect adjustments between minority interest and additional paid in capital. This change has no impact on the Company's previously reported cash flows or results from operations.

         A summary of the significant effects of the restatement is as follows:

                                                            December 31,
                                  --------------------------------------------------------------
                                               2001                            2000
                                  -----------------------------   ------------------------------
                                         As                              As
                                    Previously                      Previously
Balance Sheet                        Reported       As Restated      Reported       As Restated
-------------                     -------------   -------------   -------------   --------------
Minority Interest                 $  10,100,654   $   3,215,652   $  13,307,131   $    6,422,129

Additional Paid-In Capital          310,611,698     317,496,700     297,073,713      303,958,715

Total Stockholders' Equity           52,787,491      59,672,493     139,869,366      146,754,368


         The adjustment for 1999 reduced minority interest and increased additional paid-in capital as of December 31, 1999, by approximately $1.0 million.


                                   F-26
-------------------------------------------------------------------------------

14.(a)2.  Financial Statement Schedule

         The following Financial Statement Schedule for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 is filed as part of this Annual Report.

         Schedule II--Valuation and Qualifying Accounts and Reserves


                                                  Column B              Column C              Column D       Column E
                                                -------------   --------------------------   -------------   ------------
                                                 Balance at     Charged to    Charged to                     Balance at
                                                 Beginning       Costs and       Other                         End of
Description                                      of Period       Expenses      Accounts       Deductions       Period
----------------------------------------------- -------------   ------------  ------------   -------------   ------------
Year ended 12/31/99:
Accounts receivable allowance for doubtful
   accounts                                               --             --            --              --             --
Year ended 12/31/00:
Accounts receivable allowance for doubtful
   accounts                                               --    $    68,600            --    $     48,600    $    20,000
Year ended 12/31/01:
Accounts receivable allowance for doubtful
   accounts                                     $     20,000    $   187,480            --    $     22,143    $   185,337


         In 1999 there was no accounts receivable allowance.


                                      F-27
-------------------------------------------------------------------------------

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 14th day of November 2002.


                                        ACTV, INC.
                                        Registrant

                                        /s/ David Reese
                                        ----------------------------------
                                        David Reese
                                        Chairman, Chief Executive Officer
                                          and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

       Signature                                       Title                                     Date
-------------------------        -------------------------------------------------       -----------------
    /s/ David Reese              Chairman, Chief Executive Officer and Director          November 14, 2002
-------------------------
      David Reese

/s/ Christopher C. Cline         Senior Vice President and Chief Financial Officer       November 14, 2002
-------------------------
  Christopher C. Cline

  /s/ Day L. Patterson           Executive Vice President, General Counsel and           November 14, 2002
-------------------------        Secretary
    Day L. Patterson

 /s/ William C. Samuels          Director                                                November 14, 2002
-------------------------
   William C. Samuels

   /s/ John C. Wilcox            Director                                                November 14, 2002
-------------------------
     John C. Wilcox

  /s/ Michael J. Pohl            Director                                                November 14, 2002
-------------------------
    Michael J. Pohl


                                       22
-------------------------------------------------------------------------------

               Form of Sarbanes-Oxley Section 302(a) Certification


I, David Reese, Chief Executive Officer of ACTV, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of ACTV, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/  David Reese
                                                     -----------------------
                                                     David Reese
                                                     Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification


I, Christopher C. Cline, Chief Financial Officer of ACTV, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of ACTV, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                 /s/  Christopher C. Cline
                                                 -------------------------
                                                 Christopher C. Cline
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

         (a) 3. EXHIBITS (inapplicable items omitted):

Exhibits
--------

2.1            Agreement and Plan of Merger dated March 7, 2001, between ACTV,
               Inc. and Intellocity, Inc. ####
3.1(a)         Restated Certificate of Incorporation of ACTV, Inc. *
3.1(b)         Amendment to Certificate of Incorporation of ACTV, Inc. **
3.1(c)         Deleted.
3.1(d)         Amendment to Certificate of Incorporation of ACTV, Inc. ##
3.1(e)         Amended and Restated Certificate of Incorporation of ACTV, Inc.
               ####
3.2            By-Laws of ACTV, Inc. *
3.2(a)         Amended By-Laws of ACTV, Inc. ####
9.1            Deleted.
9.2            Deleted.
10.1           Deleted.
10.2           Form of 1989 Employee Incentive Stock Option Plan. *
10.3           Form of Amendment No. 1 to 1989 Employee Incentive Stock Option
               Plan. *
10.4           Form of 1989 Employee Non-qualified Stock Option Plan. *
10.5           Form of Amendment No. 1 to 1989 Employee Non-qualified Stock
               Option Plan. *
10.8           1996 Non-qualified Stock Option Plan. ****
10.9           1992 Stock Appreciation Rights Plan. ****
10.10          1996 Stock Appreciation Rights Plan. ****
10.11          Deleted-- replaced by 10.40
10.12          Deleted-- replaced by 10.41
10.13          Deleted-- replaced by 10.42
10.14          Master Programming License Agreement dated December 2, 1996, by and between ACTV, Inc. and Liberty/Fox Sports, LLC. ****
10.15          Enhancement License Agreement dated December 4, 1996, by and between ACTV, Inc. and Prime Ticket Networks, L.P., d/b/a Fox
               Sports West. ++, ****
10.16          Enhancement License Agreement dated February 28, 1997, by and between ACTV, Inc. and ARC Holding, Ltd., d/b/a Fox Sports
               Southwest. ++, ****
10.17          Agreement dated March 30, 1995 between General Instrument
               Corporation and ACTV, Inc.***
10.18          Deleted.
10.19          Deleted.
10.21(a)       Deleted.
10.21(b)       Deleted.
10.21(c)       Option Agreement dated September 29, 1995 between ACTV, Inc. and
               Richard H. Bennett. ***
10.21(d)       Assignment dated September 29, 1995 between ACTV, Inc. and
               Richard H. Bennett. ***
10.21(e)       Deleted -- replaced by 10.44(a).
10.21(f)       Deleted.
10.21(h)       Deleted -- replaced by 10.44(b).
10.21(j)       Deleted -- replaced by 10.44(c).
10.22          Deleted -- expired.
10.23(a)       Deleted -- replaced by 10.43(a).
10.23(b)       Deleted -- replaced by 10.43(b).
10.23(c)       Deleted -- replaced by 10.43(c).


                                       23
-------------------------------------------------------------------------------

10.23(d)       Deleted.
10.23(e)       Deleted.
10.23(f)       Deleted.
10.23(g)       Deleted.
10.24(a)       Deleted.
10.24(b)       Deleted.
10.24(c)       Deleted.
10.24(d)       Deleted.
10.24(e)       Deleted.
10.25(a)       Deleted.
10.25(b)       Deleted.
10.25(c)       Deleted.
10.26(a)       Deleted.
10.26(b)       Deleted.
10.26(c)       Deleted.
10.26(d)       Deleted.
10.26(e)       Deleted.
10.26(f)       Deleted.
10.26(f)1      Deleted.
10.26(g)       Deleted.
10.26(h)       Deleted.
10.26(i)       Deleted.
10.26(j)       Deleted.
10.26(k)       Deleted.
10.26(l)       Deleted.
10.26(l)1      Deleted.
10.27          Deleted.
10.28          Deleted.
10.29          Deleted.
10.30          Deleted-- replaced by 10.45
10.31          Deleted-- replaced by 10.46
10.32          Deleted.
10.33          Deleted.
10.34          Deleted.
10.35          Deleted.
10.36          Deleted.
10.37          Deleted.
10.38          Deleted.
10.39          Deleted.
10.40          Deleted-- superseded by 10.40.2
10.41.1        Deleted-- superseded by 10.40.2.
10.40.2        Deleted.
10.41          Deleted -- superseded by 10.41.1.
10.41.1        Employment agreement dated as of August 1, 1995, as amended
               October 6, 1999, between ACTV, Inc. and David Reese. ++++
10.42          Deleted -- superseded by 10.42.2.


                                       24
-------------------------------------------------------------------------------

10.42.1        Deleted -- superseded by 10.42.2.
10.42.2        Employment agreement dated as of August 1, 1995, as amended
               January 18, 2001, between ACTV, Inc. and Bruce Crowley. ####
10.43(a)       Deleted -- superseded by 10.51.
10.43(b)       Deleted -- superseded by 10.52.
10.43(c)       Deleted -- superseded by 10.53.
10.44(a)       Deleted -- superseded by 10.44(a)1.
10.44(a)1      Amended stock option agreement dated December 1, 1995
               between ACTV, Inc. and William Samuels. ++++
10.44(b)       Deleted -- superseded by 10.44(b)1.
10.44(b)1      Amended stock option agreement dated December 1, 1995
               between ACTV, Inc. and David Reese. ++++
10.44(c)       Deleted-- superseded by 10.44(c)1.
10.44(c)1      Amended stock option agreement dated December 1, 1995
               between ACTV, Inc. and Bruce Crowley. ++++
10.45          Amended license agreement dated March 8, 1999, between ACTV,
               Inc. and ACTV Entertainment, Inc., amending and restating in full the agreement dated March 14, 1997. +++
10.46          Amended license agreement dated March 8, 1999, between ACTV,
               Inc. and HyperTV Networks, Inc., amending and restating in full the agreement dated March 13, 1997. +++
10.47          Patent assignment and license agreement between ACTV, Inc.
               and Earthweb, Inc. dated December 1, 1997. +++
10.48          Deleted
10.48.1        Deleted.
10.49          Deleted.
10.50          Deleted.
10.51          Deleted -- superseded by 10.51.1
10.51.1        Stock option agreement dated February 21, 1998, as amended
               January 10, 2001, between ACTV, Inc. and William C. Samuels.
               ####
10.52          Deleted -- superseded by 10.52.1
10.52.1        Stock option agreement dated February 21, 1998, as amended
               January 10, 2001, between ACTV, Inc. and Bruce Crowley. ####
10.53          Deleted -- superseded by 10.53.1
10.53.1        Stock option agreement dated February 21, 1998, as amended
               January 10, 2001, between ACTV, Inc. and David Reese. ####
10.54          Lease dated as of December 1, 1999 between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ++++
10.54.1        Lease dated as of December 1, 1999, as amended May 23, 2000, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ####
10.54.2        Fourth amendment to lease as of October 5, 2001, between 225
               Fourth, LLC, as landlord, and ACTV, Inc., as tenant.@
10.55          2000 Stock Incentive Plan ##
10.56          Cooperative Venture Agreement dated April 13, 2000 by and
               among HyperTV Networks, Inc., Liberty Livewire LLC, and
               HyperTV with Livewire, LLC. ###
10.57          Employment agreement dated as of October 1, 2000 between
               ACTV, Inc. and Kevin M. Liga. ####
10.58          Deleted.


                                       25
-------------------------------------------------------------------------------

10.59          2001 Stock Incentive Plan. #
21             Subsidiaries of the Registrant ####
23.1           Independent Auditors' Consent. @
99.1           Certification by David Reese, Chief Executive Officer, under
               Section 906 of the Sarbanes-Oxley Act of 2002. @
99.2           Certification by Christopher C. Cline, Chief Financial
               Officer, under Section 906 of the Sarbanes-Oxley Act of
               2002. @


----------------------
* Incorporated by reference from Form S-1 Registration Statement (File No. 33-34618)
** Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1993.
*** Incorporated by reference from Form S-1 Registration Statement (File No. 33-63879) which became effective on February 12, 1996.
**** Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1996.
***** Incorporated by reference from the Exhibits to Schedule 13D filed by Value Partners, Ltd. on January 23, 1998.
****** Incorporated by reference from Form S-3 Registration Statement filed on December 30, 1998.
+ Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1997.
++ Certain information contained in this exhibit has been omitted and filed separately with the Commission along with an application for non-disclosure of information pursuant to Rule 24b-2 of the Securities Act of 1933, as amended.
+++ Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1998.
++++ Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 1999.
# Incorporated by reference to ACTV, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 3, 2001.
## Incorporated by reference to ACTV, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 17, 2000.
### Incorporated by reference to ACTV, Inc.'s amended quarterly report on Form 10Q/A for the quarter ended June 30, 2000
#### Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 2000.
@        Filed herewith

                                       26
-------------------------------------------------------------------------------