Form 10-Q/A
period 2002-03-31
ACTV INC /DE/
filed 2002-11-15
CIK 854152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

       AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The amendment No. 1 to Form 10-Q is being filed to give effect to the restatement of the Company’s consolidated financial statements as discussed in Note 14 to the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (AS RESTATED – SEE NOTE 14)

	MARCH 31, 2002	DECEMBER 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,082,513	$69,035,707
Short-term investments	17,414,676	8,951,695
Accounts receivable-net	1,695,099	1,319,805
Other	1,327,195	1,696,617

Total current assets	74,519,483	81,003,824

Property and equipment-net	5,701,763	6,344,631

Other assets:
Restricted cash	484,913	484,913
Investment in warrant	13,795,482	16,255,355
Investments—other	7,397,776	7,397,776
Patents and patents pending	8,335,063	8,425,889
Software development costs	5,637,524	5,310,100
Goodwill	12,935,701	12,935,701
Other	1,359,156	1,429,132

Total other assets	49,945,615	52,238,866

Total assets	$130,166,861	$139,587,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,650,704	$5,664,088
Deferred revenue	3,886,755	4,068,450

Total current liabilities	7,537,459	9,732,538

Deferred revenue	66,061,685	66,966,638
Minority interest	2,426,836	3,215,652

Stockholders’ equity:
Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,886,982 at March 31, 2002, and 55,881,938 at December 31, 2001	5,588,698	5,588,194
Additional paid-in capital	311,479,972	317,496,700
Stockholder loans	(305,281)	(339,035)
Accumulated deficit	(262,622,508)	(263,073,366)

Total stockholders’ equity	54,140,881	59,672,493

Total liabilities and stockholders’ equity	$130,166,861	$139,587,321

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Revenue	$3,186,421	$3,273,442
Costs and expenses:
Selling, general and administrative expenses	6,050,416	14,089,135
Stock-based compensation (income)/expense	(6,002,831)	1,302,494
Depreciation and amortization	1,305,461	1,419,522
Amortization of goodwill	—	418,498

Total costs and expenses	1,353,046	17,229,649

Income/(loss) from operations	1,833,375	(13,956,207)

Interest income	288,540	1,620,408

Other expense	2,459,873	8,735,412

Loss before minority interest and cumulative effect of accounting change	(337,958)	(21,071,211)

Minority interest-subsidiaries	788,816	694,615

Income/(loss) before cumulative effect of accounting change	450,858	(20,376,596)
Cumulative transition effect of adopting SFAS No. 133	—	(58,732,197)

Net income/(loss)	$450,858	$(79,108,793)

Net income/(loss) per share
Basic
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Basic net income/(loss) per share	$0.01	$(1.51)

Diluted
Before cumulative effect of accounting change	$0.01	$(0.39)
Cumulative transition effect of adopting SFAS No. 133	—	(1.12)

Diluted net income/(loss) per share	$0.01	$(1.51)

Shares used in basic calculations	55,883,934	52,358,579
Shares used in diluted calculations	56,862,945	52,358,579

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Cash flows from operating activities:
Net income/(loss)	$450,858	$(79,108,793)
Adjustments to reconcile net income/(loss) to net cash used in operations:
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

3

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(AS RESTATED – SEE NOTE 14)

	COMMON STOCK		STOCKHOLDER LOAN	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT				TOTAL

December 31, 2001	55,881,938	$5,588,194	$(339,035)	$317,496,700	$(263,073,366)	$59,672,493
Issuance of shares in connection with exercise of stock options & warrants	6,711	671	—	940	—	1,611
Adjustment in deferred stock compensation	—	—	—	(6,002,831)	—	(6,002,831)
Rescission/repayment of shareholder loans	—	—	33,754	—	—	33,754
Retirement of stock	(1,667)	(167)	—	(14,837)	—	(15,004)
Net income	—	—	—	—	450,858	450,858

Balance at March 31, 2002	55,886,982	$5,588,698	$(305,281)	$311,479,972	$(262,622,508)	$54,140,881

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

4

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

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2001.

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications have been made to the prior years’ financial statements to conform to the 2002 presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS 142 beginning on January 1, 2002. We will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS 142 by June 30, 2002. We have not yet determined the final expected effect the adoption of SFAS 142 will have on our statement of financial condition, but do not believe it will be material.

     The following pro forma information for the three months ended March 31, 2001 presents net loss and loss per common share adjusted to exclude goodwill amortization expense of $418,498 recognized during the period.

Net loss:
As reported	$(79,108,793)
Pro forma	(78,690,295)
Loss per common share—Basic and Diluted:
As reported	$(1.51)
Pro forma	(1.50)

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of Statement of Financial Accounting Standard No. 121, (“SFAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 had no impact on the Company’s financial statements.

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

     Amortization expense related to patents totaled $162,515 and $149,240 million during the three months ended March 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

Remainder of 2002	$502,442
2003	667,378
2004	667,378
2005	667,378
2006	667,378
Thereafter	5,163,109

Total	$8,335,063

4.  FINANCIAL INSTRUMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS 133 affected accounting for 2.5 million restricted warrants of Liberty Livewire Corporation held by us. Prior to the adoption of SFAS 133, we carried the warrants at cost. With the adoption of SFAS 133, we now record the warrants at fair value. The adoption of SFAS 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations, which resulted in a charge of $2.5 million and $8.7 million for the three months ended March 31, 2002 and 2001, respectively.

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

     We adopted SFAS 142 as of January 1, 2002 and accordingly recorded no amortization of goodwill for the quarter ended March 31, 2002 (See Note 2). The results of Intellocity’s operations are included in our consolidated results from the date of acquisition.

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

Basic and diluted loss per share:
Before cumulative effect of accounting change	(0.25)
Cumulative effect of accounting change	$(1.11)

Basic and diluted loss per share	$(1.36)

6.  MINORITY INTEREST

     We record a minority interest benefit resulting from Digital ADCO, in which third parties hold a minority equity position. Digital ADCO was formed in November 1999 by co-founders ACTV, Inc. and Motorola Broadband. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, we formed Digital ADCO International to license and distribute products and services outside of North America and other western hemisphere countries. Digital ADCO, Inc.’s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. Open TV currently owns all of the issued and outstanding Class A common shares. Motorola Broadband and we together own all of the issued and outstanding Class B common shares. We currently own 45.9% of Digital ADCO. We consolidate the results of our Digital ADCO subsidiary, despite our ownership position of 45.9%, due to our exercise of voting control with respect to such subsidiary.

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

9.  INVESTMENT IN WARRANT

     ACTV and Liberty Livewire LLC, a unit of Livewire (formerly known as Todd AO Corporation), entered into a joint marketing agreement to market “HyperTV(R) with Livewire” in April 2000. Livewire has the right to use our patented HyperTV convergence technology in providing to advertisers, TV programmers, studios and networks such services as application hosting, web authoring, data management, and e-commerce.

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

     The estimated fair value of the warrants at March 31, 2002 and December 31, 2001 was $13.8 million and $16.3 million, respectively. We perform fair value estimates of the warrants using Black-Scholes pricing model. Currently, we account for the warrants under SFAS No. 133 (See Note 4).

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

11.  CORPORATE RESTRUCTURING

     During the third and fourth quarter 2001, we completed certain restructuring initiatives. The restructuring charges totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses. During the three months ended March 31, 2002, approximately $0.7 million of the accrued restructuring charges were paid. At March 31, 2002, we had $0.1 million remaining in accrued restructuring charges to be paid out during the second quarter of 2002.

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

14.  RESTATEMENT

     Subsequent to the issuance of the Company’s interim financial statements for the three months ended March 31, 2002, management noted an error in the calculations of the minority interest of Digital ADCO, Inc. and SpotOn International, Ltd. This resulted in an adjustment of approximately $6.9 million between minority interest and additional paid-in capital as of March 31, 2002 and December 31, 2001. This change has no impact on the Company’s previously reported cash flows or results from operations.

     A summary of the significant effects of the restatement is as follows:

	March 31, 2002,		December 31, 2001
Balance Sheet	As Previously Reported	As Restated	As Previously Reported	As Restated

Minority Interest	$9,311,838	$2,426,836	$10,100,654	$3,215,652
Additional Paid-In Capital	304,594,970	311,479,972	310,611,698	317,496,700
Total Stockholders’ Equity	47,255,879	54,140,881	52,787,491	59,672,493

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. For further information about forward-looking statements, see “Special Note Regarding Forward-Looking Statements” in our annual report on Form 10-K/A for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     Revenues. During the three-month period ended March 31, 2002, our revenues decreased 3%, to $3,186,421, compared with $3,273,442 in the three-month period ended March 31, 2001. The decrease was the result of a decline in revenues of our Enhanced Media business. Revenue recognized from the Livewire joint marketing arrangement was $904,953 for both periods. Such revenue represents 28% of our total revenues for each of the three months ended March 31, 2002 and 2001.

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

     Net Cash Used In Investing Activities. For the three month period ended March 31, 2002, we used cash for investing activities of $9.3 million, compared with $4.9 million for the three months ended March 31, 2001. The increase in cash used in investing activities is due to an increase in our short-term investments.

     Net Cash Provided By (Used In) Financing Activities. We had no significant cash used or provided by financing activities for either the first three months of 2002 or 2001. We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, in the year ended December 31, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV and Motorola invested a total of $13.0 million in our Digital ADCO subsidiary.

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

     During April 2000, we received a warrant to acquire 2,500,000 shares of Livewire, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. We estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. As of January 1, 2001, changes in fair value in the investment in warrant were recorded to the statement of operations as we adopted SFAS No. 133. The estimated value of the warrant at March 31, 2002 was $13.8 million. We expect the value of the warrant to fluctuate based on the underlying stock price of Livewire. We do not currently expect to exercise or register shares in the coming year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	11	Computation of Net (loss)/income per share – See Note 11

	99.1	Certification by David Reese, Chief Executive Officer

	99.2	Certification by Christopher C. Cline, Chief Financial Officer

(b)	Reports on Form 8-K: None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTV, INC.
Registrant

Date: November 15, 2002	/ s/ David Reese

David Reese
Chairman, Chief Executive Officer and Director

Date: November 15, 2002	/ s/ Christopher C. Cline

Christopher C. Cline
Chief Financial Officer
(principal financial and accounting officer)

Form of Sarbanes-Oxley Section 302(a) Certification

I, David Reese, Chief Executive Officer of ACTV, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of ACTV, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ David Reese
David Reese Chief Executive Officer

Form of Sarbanes-Oxley Section 302(a) Certification

I, Christopher C. Cline, Chief Financial Officer of ACTV, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10- Q/A of ACTV, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ Christopher C. Cline
Christopher C. Cline Chief Executive Officer