Form 10-Q/A
period 2002-06-30
ACTV INC /DE/
filed 2002-11-15
CIK 854152

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

The amendment No. 1 for Form 10-Q is being filed to give effect to the restatement of the Company’s consolidated financial statements as discussed in Note 14 to the financial statements.

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

ACTV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$3,233,518	$4,226,452	$6,419,939	$7,499,894

Costs and expenses:
Selling, general and administrative	8,553,363	12,657,243	14,603,779	26,746,378
Depreciation and amortization	1,399,491	1,466,813	2,704,952	2,886,335
Amortization of goodwill	—	1,042,308	—	1,460,806
Stock-based compensation reduction	—	(4,121,649)	(6,002,831)	(2,819,155)

Total costs and expenses	9,952,854	11,044,715	11,305,900	28,274,364

Loss from operations	(6,719,336)	(6,818,263)	(4,885,961)	(20,774,470)

Interest income	413,037	1,171,229	701,577	2,791,638

Other (expense)/income	(6,820,334)	12,955,697	(9,280,207)	4,220,285

(Loss)/income before minority interest and cumulative effect of accounting change	(13,126,633)	7,308,663	(13,464,591)	(13,762,547)
Minority interest - subsidiaries	917,584	819,157	1,706,400	1,513,771

(Loss)/income before cumulative effect of accounting change	$(12,209,049)	$8,127,820	$(11,758,191)	$(12,248,776)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(58,732,197)

Net (loss)/income	$(12,209,049)	$8,127,820	$(11,758,191)	$(70,980,973)

Net (loss)/income per share:
Basic
Before cumulative effect of accounting change	$(0.22)	$0.15	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Basic net (loss)/income per share	$(0.22)	$0.15	$(0.21)	$(1.31)

Diluted
Before cumulative effect of accounting change	$(0.22)	$0.14	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Diluted net (loss)/income per share	$(0.22)	$0.14	$(0.21)	$(1.31)

Shares used in basic calculations	55,936,341	55,916,619	55,910,282	54,147,428

Shares used in diluted calculations	55,936,341	60,107,307	55,910,282	54,147,428

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.   Basis of Presentation

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of a full year’s operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

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

Amortization expense related to patents totaled $329,057 and $302,819 during the six months ended June 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

Remainder of 2002	$341,184
2003	682,368
2004	682,368
2005	682,368
2006	682,368
Thereafter	5,425,864

Total	$8,496,520

4.   Financial Instruments

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133,“Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS 133 affected accounting for 2.5 million restricted warrants of Liberty Livewire Corporation held by us. Prior to the adoption of SFAS 133, we carried the warrants at cost. With the adoption of SFAS 133, we now record the warrants at fair value. The adoption of SFAS 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations, which resulted in a charge of $6.8 million and a credit of $13.0 million for the three months ended June 30, 2002 and 2001, respectively, and a charge of $9.3 million and a credit of $4.2 million for the six months ended June 30, 2002 and 2001, respectively.

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

We adopted SFAS 142 as of January 1, 2002 and accordingly recorded no amortization of goodwill for the six months ended June 30, 2002 (See Note 2). The results of Intellocity's operations are included in our consolidated results from the date of acquisition.

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

Basic and diluted loss per share:
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

The minority interest on our balance sheet at December 31, 2001, reflects a decrease of $6.9 million as compared to that recorded in previously reported financial statements (see Note 14). This decrease is the result of a correction in the calculation of our minority interest liability and does not affect the minority interest benefit reported on our previously reported statements of operations.

7.   Segment Information

We have two principal business segments, which are delineated by their respective markets: Digital Television and Enhanced Media. Information concerning these business segments for the three and six months ending June 30, 2002 and 2001 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues
Digital Television	$849,385	$1,820,097	$1,705,494	$2,549,413
Enhanced Media	2,384,133	2,406,355	4,714,445	4,950,481

Total	$3,233,518	$4,226,452	$6,419,939	$7,499,894

Depreciation & Amortization
Digital Television	$813,131	$688,244	$1,557,628	$1,377,245
Enhanced Media	321,107	405,597	627,637	824,312
Unallocated Corporate	265,253	1,415,280	519,687	2,145,584

Total	$1,399,491	$2,509,121	$2,704,952	$4,347,141

Interest Income
Digital Television	$12,231	$73,787	$23,883	$187,945
Enhanced Media	12,276	490	21,395	3,298
Unallocated Corporate	388,530	1,096,952	656,299	2,600,395

Total	$413,037	$1,171,229	$701,577	$2,791,638

Net (Loss)/Income
Digital Television	$(3,312,790)	$(1,667,007)	$(4,851,444)	$(3,499,440)
Enhanced Media	(6,331,000)	(2,212,320)	(8,251,366)	(4,948,693)
Unallocated Corporate	(2,565,259)	12,007,147	1,344,619	(62,532,840)

Total	$(12,209,049)	$8,127,820	$(11,758,191)	$(70,980,973)

Capital Expenditures
Digital Television	$551,989	$320,095	$734,487	$4,517,605
Enhanced Media	1,847	692,798	1,847	85,274
Unallocated Corporate	12,664	2,209,195	95,265	1,289,156

Total	$566,500	$3,222,088	$831,599	$5,892,035

Balance Sheet Accounts
	June 30, 2002	December 31, 2001

Current Assets
Digital Television	$3,567,639	$4,061,843
Enhanced Media	6,283,656	4,735,475
Unallocated Corporate	57,430,719	72,206,506

Total	$67,282,014	$81,003,824

Total Assets
Digital Television	$11,076,491	$12,022,462
Enhanced Media	16,339,066	24,471,782
Unallocated Corporate	88,418,389	103,093,077

Total	$115,833,946	$139,587,321

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

The estimated fair value of the warrants at June 30, 2002 and December 31, 2001 was approximately $7.0 million and $16.3 million, respectively. We perform fair value estimates of the warrants using Black-Scholes pricing model. Currently, we account for the warrants under SFAS No. 133 (See Note 4).

10.   Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted (loss)/income per share:

	Three Months Ended		Three Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator
(Loss)/income before cumulative effect of accounting change	$(12,209,049)	$8,127,820	$(11,758,191)	$(12,248,776)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(58,732,197)

Net (loss)/income	$(12,209,049)	$8,127,820	$(11,758,191)	$(70,980,973)

Denominator
Basic weighted-average shares outstanding	55,936,341	55,916,619	55,910,282	54,147,428
Weighted-average options outstanding	—	4,190,688	—	—

Diluted weighted average shares outstanding	55,936,341	60,107,307	55,910,282	54,147,428

Net (loss)/income per share
Basic
Before cumulative effect of accounting change	$(0.22)	$0.15	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Basic net (loss)/income per share	$(0.22)	$0.15	$(0.21)	$(1.31)

Diluted
Before cumulative effect of accounting change	$(0.22)	$0.14	$(0.21)	$(0.23)
Cumulative transition effect of adopting SFAS No. 133	—	—	—	(1.08)

Diluted net (loss)/income per share	$(0.22)	$0.14	$(0.21)	$(1.31)

11.   Corporate Restructuring

During the third and fourth quarter of 2001, we completed certain restructuring initiatives. The restructuring charges totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses. We had paid out the remaining accrued restructuring charges of $0.8 million in the six months ended June 30, 2002.

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

During both the three months and six months ended June 30, 2002 and June 30, 2001, we recorded revenue of $904,953 and $1,809,906, respectively from amortization of the deferred revenue recognized in connection with the Liberty Livewire warrants (See Note 9).

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

Our consolidated financial statements for the three and six months ended June 30, 2002, reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at June 30, 2002 was less than the option exercise price of $2.00 per share.

14.   Restatement

The Company’s consolidated financial statements included in our 2001 Annual Report on Form 10-K were amended to account for a correction in the calculation of our minority interest liability. The change does not affect the minority interest benefit reported on our ppreviously reported statements of operations. All references to the Annual report on Form 10-K/A in this Quarterly Report on Form 10-Q/A have been changed to reflect the restatement.

15.   Agreement with Liberty Media Corporation Regarding Possible Acquisition of ACTV, Inc.

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

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues. During the three-month period ended June 30, 2002, our revenues decreased 24%, to $3.2 million, compared with $4.2 million in the three-month period ended June 30, 2001. The decrease was principally the result of a decline in technical and professional service revenue from our Digital Television segment. Revenue recognized from the Livewire joint marketing arrangement was $904,953 for both periods. Such revenue represents 28% and 21% of our total revenues for the three months ended June 30, 2002 and 2001, respectively.

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

Other (Expense)/Income.Other (expense)income comprises the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the three months ended June 30, 2002, we recorded a decrease in the value of the warrants of $6.8 million, compared with an increase of $13.0 million for the three months ended June 30, 2001.

Net (Loss)/Income. For the three months ended June 30, 2002, our net loss was $12.2 million, or $0.22 per basic and diluted share, compared to net income of $8.1 million, or $0.15 per basic share and $0.14 per diluted share, for the three months ended June 30, 2001.

Comparison of Six-Month Periods Ended June 30, 2002 and June 30, 2001

Revenues. During the six-month period ended June 30, 2002, our revenues decreased 15%, to $6.4 million, compared with $7.5 million in the six-month period ended June 30, 2001. The decrease was principally due to a decline in technical and professional service revenue from our Digital Television segment. The revenue decline was even greater on a fully comparable basis, given that the 2001 six-month period included only four months of results of Intellocity, which we acquired in March of that year. Revenue recognized from the Livewire joint marketing arrangement was $1,809,906 for both periods. Such revenue represents 28% and 24% of our total revenues for the six months ended June 30, 2002 and 2001, respectively.

Total Selling, General and Administrative Expenses.Total selling, general and administrative expenses decreased approximately 45% in the first half of 2002, to $14.6 million, from $26.7 million in the first half of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter as a result of our corporate restructuring implemented in the second half of 2001.

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

Other (Expense)/Income.Other (expense)income comprises the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the six months ended June 30, 2002, we recorded a decrease in the value of the warrants of $9.3 million, compared with an increase of $4.2 million for the six months ended June 30, 2001.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138 (“SFAS 133”). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the accounting for our investment of 2.5 million restricted warrants for Liberty Livewire Corporation(“Livewire”). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to our net income/loss pertaining to the Livewire investment.

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

During April 2000, we received a warrant to acquire 2,500,000 shares of Livewire, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. As of January 1, 2001, changes in fair value in the investment in warrant were recorded to the statement of operations as we adopted SFAS No. 133. The estimated value of the warrant at June 30, 2002 was $7.0 million. We expect the value of the warrant to fluctuate based on the underlying stock price of Livewire. We do not currently expect to exercise or register shares in the coming year.

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

ACTV, Inc.

Registrant

Date: November 15, 2002	/s/ David Reese
David Reese
Chairman, Chief Executive Officer and Director

Date: November 15, 2002	/s/ Christopher C. Cline
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

Date: November 15, 2002

/s/ Christopher C. Cline
Christopher C. Cline
Chief Financial Officer

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