Form 10-Q
period 2002-09-30
ACTV INC /DE/
filed 2002-11-15
CIK 854152

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

                For the quarterly period ended September 30, 2002

                                 --------------

                                   ACTV, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                 --------------

                Delaware                                 94-2907258
                --------                                 ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         233 Park Avenue South
           New York, New York                               10003
           ------------------                               -----
(Address of principal executive offices)                 (Zip Code)


                                 (212) 497-7000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      As of November 11, 2002, there were 55,931,181 shares of the registrant's common stock outstanding.


================================================================================

Item 1.  Financial Statements

                           ACTV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30,    December 31,
                                                                               2002             2001
                                                                           -------------    -------------
                                      ASSETS                                (Unaudited)
Current assets:
      Cash and cash equivalents                                            $  28,333,608    $  69,035,707
      Short-term investments                                                  28,851,304        8,951,695
      Accounts receivable-net                                                  2,585,131        1,319,805
      Other                                                                    1,288,185        1,696,617
                                                                           -------------    -------------
           Total current assets                                               61,058,228       81,003,824
Property and equipment-net                                                     4,396,728        6,344,631
Other assets:
      Restricted cash                                                            484,913          484,913
      Investment in warrant                                                    3,653,233       16,255,355
      Investments-other                                                        5,783,697        7,397,776
      Patents and patents pending                                              8,737,241        8,425,889
      Software development costs                                               5,428,429        5,310,100
      Goodwill                                                                 1,435,701       12,935,701
      Other                                                                    1,248,145        1,429,132
                                                                           -------------    -------------
           Total other assets                                                 26,771,359       52,238,866
                                                                           -------------    -------------
                Total assets                                               $  92,226,315    $ 139,587,321
                                                                           =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                $   3,981,815    $   5,664,088
      Deferred revenue                                                         4,050,970        4,068,450
                                                                           -------------    -------------
           Total current liabilities                                           8,032,785        9,732,538
Deferred revenue                                                              64,251,779       66,966,638
Minority interest                                                              1,232,075        3,215,652
Stockholders' equity:
      Common stock, $0.10 par value, 200,000,000 shares authorized: issued and outstanding 55,931,181 at September 30, 2002 and 55,881,938 at
      December 31, 2001                                                        5,593,118        5,588,194
      Additional paid-in capital                                             311,467,534      317,496,700
      Stockholder loans                                                         (182,999)        (339,035)
      Accumulated deficit                                                   (298,167,977)    (263,073,366)
                                                                           -------------    -------------
           Total stockholders' equity                                         18,709,676       59,672,493
                                                                           -------------    -------------
                Total liabilities and stockholders' equity                 $  92,226,315    $ 139,587,321
                                                                           =============    =============

                 See notes to consolidated financial statements.

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months Ended      For the Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2002            2001            2002            2001
                                                                   ------------    ------------    ------------    ------------
Revenues                                                           $  2,834,603    $  3,259,379    $  9,254,542    $ 10,759,273
Costs and expenses:
      Selling, general and administrative                             8,885,629       9,631,781      23,489,408      36,378,161
      Depreciation and amortization                                   1,393,390       1,595,440       4,098,342       4,481,775
      Amortization of goodwill                                               --       1,058,082              --       2,518,888
      Loss on impairment of goodwill                                 11,500,000              --      11,500,000              --
      Stock-based compensation reduction                                     --      (8,580,695)     (6,002,831)    (11,399,850)
      Restructuring charge                                                   --       5,610,100              --       5,610,100
                                                                   ------------    ------------    ------------    ------------
           Total costs and expenses                                  21,779,019       9,314,708      33,084,919      37,589,074
                                                                   ------------    ------------    ------------    ------------
Loss from operations                                                (18,944,416)     (6,055,329)    (23,830,377)    (26,829,801)

Interest income                                                         302,735         763,350       1,004,312       3,554,989

Other expense                                                        (4,971,915)     (5,248,908)    (14,252,122)     (1,028,623)
                                                                   ------------    ------------    ------------    ------------
Loss before minority interest and cumulative effect
      of accounting change                                          (23,613,596)    (10,540,887)    (37,078,187)    (24,303,435)
Minority interest - subsidiaries                                        277,176         930,579       1,983,576       2,444,350
                                                                   ------------    ------------    ------------    ------------
Loss before cumulative effect of accounting change                 $(23,336,420)   $ (9,610,308)   $(35,094,611)   $(21,859,085)
Cumulative transition effect of adopting SFAS No. 133                        --              --              --     (58,732,197)
                                                                   ------------    ------------    ------------    ------------
Net loss                                                           $(23,336,420)   $ (9,610,308 )  $(35,094,611)   $(80,591,282)
                                                                   ============    ============    ============    ============
Net loss per share:
      Basic and diluted
           Before cumulative effect of accounting change           $      (0.42)   $      (0.17)   $      (0.63)   $      (0.40)
           Cumulative transition effect of adopting SFAS No. 133             --              --              --           (1.07)
                                                                   ------------    ------------    ------------    ------------
           Basic and diluted net loss per share                    $      (0.42)   $      (0.17)   $      (0.63)   $      (1.47)
                                                                   ============    ============    ============    ============
Shares used in basic and diluted calculations                        55,931,118      55,851,828      55,917,304      54,721,804


                 See notes to consolidated financial statements.

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                          ------------------------------
                                                                              2002            2001
                                                                          -------------    -------------
Cash flows from operating activities:
Net loss                                                                  $ (35,094,611)   $ (80,591,282)
      Adjustments to reconcile net loss to net cash used in operations:
      Cumulative transition effect of adopting SFAS No. 133                          --       58,732,197
      Change in fair value of warrant                                        12,602,122        1,028,623
      Depreciation and amortization                                           4,098,342        7,000,663
      Deferred compensation - other                                                  --           75,000
      Stock-based compensation                                               (6,002,831)     (11,399,850)
      Amortization of deferred revenue                                       (2,714,859)      (2,714,859)
      Write-down of investments                                               1,650,000               --
      Common stock issued in lieu of cash payment                                89,156        1,767,275
      Impairment of goodwill                                                 11,500,000               --
      Deferred revenue                                                          (17,480)          24,572
      Minority interest                                                      (1,983,576)      (2,444,350)
      Non-cash portion of restructuring charge                                       --        4,246,991

Changes in assets and liabilities:
      Accounts receivable                                                    (1,265,326)          73,111
      Other assets                                                              430,857       (1,766,143)
      Accounts payable and accrued expenses                                  (1,682,273)      (3,256,349)
                                                                          -------------    -------------
           Net cash used in operating activities                            (18,390,479)     (29,224,401)
                                                                          -------------    -------------
Cash flows from investing activities:
      Investment in short-term investments                                  (19,899,609)              --
      Investment in patents                                                    (814,336)        (588,319)
      Investment in property and equipment                                     (898,473)      (7,610,143)
      Investment in software development costs                                 (708,750)      (3,124,043)
      Strategic investments                                                     (35,921)      (5,217,350)
                                                                          -------------    -------------
           Net cash used in investing activities                            (22,357,089)     (16,539,855)
                                                                          -------------    -------------

Cash flows from financing activities:
      Transfer to restricted cash                                                    --       (1,031,459)
      Net proceeds from equity financings                                         6,718          115,249
      Repayment of stockholders loans                                            38,751          109,998
                                                                          -------------    -------------
           Net cash provided by/(used in) financing activities                   45,469         (806,212)
                                                                          -------------    -------------

Net decrease in cash and cash equivalents                                   (40,702,099)     (46,570,468)
      Cash and cash equivalents, beginning of period                         69,035,707      122,488,041
                                                                          -------------    -------------
      Cash and cash equivalents, end of period                            $  28,333,608    $  75,917,573
                                                                          =============    =============

Supplemental Disclosure to the Consolidated Statements of Cash Flows

      The following schedule provides additional information concerning retirement of common stock and acquisitions:


                                              For the Nine Months Ended
                                                     September 30,
                                              -----------------------
                                                 2002        2001
                                              ---------- ------------
Retirement of Common Stock:                    $117,285   $2,270,000
Purchase Acquisitions:
      Assets acquired (excluding cash)               --    1,948,392
      Liabilities assumed                            --    2,744,148
      Market value of shares issued                  --   27,475,090

                 See notes to consolidated financial statements.

                           ACTV, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                   Common Stock                      Additional
                                           -------------------------- Stockholder     Paid-in        Accumulated
                                               Shares        Amount      Loans        Capital          Deficit         Total
                                           -------------  -----------  ----------   -------------   -------------  -------------
Balance at December 31, 2001                  55,881,938  $ 5,588,194  $ (339,035)  $ 317,496,700   $(263,073,366) $  59,672,493

Issuance of shares in connection
      with exercise of stock options
      and warrants                                27,994        2,799          --           3,919              --          6,718

Adjustment to deferred stock compensation             --           --          --      (6,002,831)             --     (6,002,831)

Issuance of common stock for 401k plan            67,141        6,714          --          82,442              --         89,156

Retirement of common stock                       (45,893)      (4,589)         --        (112,696)             --       (117,285)

Rescission/repayment of shareholder loans             --           --     156,036              --              --        156,036

Net loss                                              --           --          --              --     (35,094,611)   (35,094,611)
                                           -------------  -----------  ----------   -------------   -------------  -------------

Balance at September 30, 2002                 55,931,180  $ 5,593,118  $ (182,999)  $ 311,467,534   $(298,167,977) $  18,709,676
                     === ====                 ==========  ===========  ==========   =============   =============  =============

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.  Basis of Presentation

      The results of operations for the three and nine months ended
September 30, 2002 and 2001 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements.

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

      Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 presentation.

2.  Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS 142 beginning on January 1, 2002. We completed the transitional goodwill impairment test as required by SFAS 142 using a measurement date of January 1, 2002. Based on the results of the transitional impairment test, we were not required to recognize an impairment of goodwill. SFAS 142, requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount. Through September 30, 2002, our Intellocity reporting unit fell significantly short of the revenue and profitability goals management established for it at the beginning of 2002. As a result of our review of the realizability of the goodwill attributed to Intellocity, we recorded an impairment charge to goodwill of $11.5 million during the third quarter of 2002, adjusting the asset value of such goodwill from $12.0 million to $0.5 million. (See Note 3. Intangible Assets and Goodwill). We will continue to perform future impairment tests as required by SFAS 142. There can be no assurance that future impairment tests will not result in a charge to earnings.

      The following pro forma information for the three and nine months ended September 30, 2001 presents net loss and net loss per common share adjusted to exclude goodwill amortization expense of $1,058,082 and $2,518,888 recognized respectively during the periods.


                                                   Three Months Ended     Nine Months Ended
                                                   September 30, 2001     September 30, 2001
                                                   ------------------     ------------------
Net loss:
As reported                                          $ (9,610,308)         $ (80,591,282)
Pro forma                                            $ (8,552,226)         $ (78,072,394)
Loss per common share--Basic and Diluted:
As reported                                          $      (0.17)         $       (1.47)
Pro forma                                            $      (0.15)         $       (1.43)

3.  Intangible Assets and Goodwill


      Goodwill totaled $1.4 million at September 30, 2002 and $12.9 million at December 31, 2001, of which $0.5 million and $12.0 million, respectively, related to our acquisition of Intellocity.


      Accounting for goodwill is promulgated by FAS No. 142, which requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount.


      Through September 30, 2002, our Intellocity unit fell significantly short of the revenue and profitability goals management established for it at the beginning of 2002. In addition, we substantially scaled back Intellocity's revenue forecasts for fiscal 2003. We believe this shortfall is principally the result of Intellocity's existing and prospective clients who have reduced expenditures for enhanced and interactive TV initiatives.

      Consequently, we conducted a review of the realizability of the goodwill value attributed to Intellocity. As a result of this review, we recorded an impairment charge to goodwill of $11.5 million during the third quarter of 2002, adjusting the asset value of such goodwill from $12.0 million to $0.5 million.

      Our other intangible assets consist of patents, which as of September 30, 2002 and December 31, 2001 were as follows:


                                       Gross
                                     Intangible        Accumulated       Net Intangible
                                       Assets          Amortization           Assets
                                  --------------      --------------     --------------
September 30, 2002
Patents                           $   10,847,493      $  (2,110,252)     $     8,737,241

December 31, 2001
Patents                           $   10,033,157      $  (1,607,268)     $     8,425,889


      Amortization expense related to patents totaled $502,984 and $463,888 during the nine months ended September 30, 2002 and 2001. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows:


      Remainder of 2002                               $    180,734
      2003                                                 722,932
      2004                                                 722,932
      2005                                                 722,932
      2006                                                 722,932
      Thereafter                                         5,664,779
                                                      ------------
      Total                                           $  8,737,241
                                                      ============


4.  Financial Instruments

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and 138. SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS 133 affected accounting for 2.5 million restricted warrants of Liberty Livewire Corporation held by us. Prior to the adoption of SFAS 133, we carried the warrants at cost. With the adoption of SFAS 133, we now record the warrants at fair value. The adoption of SFAS 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations, which resulted in a charge of $3.3 million and $5.2 million for the three months ended September 30, 2002 and 2001, respectively, and a charge of $12.6 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively.

      There may be periods with significant non-cash increases or decreases to our operating results related to the changes in the fair value of the Livewire investment. The carrying value of our derivative instrument approximates fair value. We determine the fair value of the Livewire warrants by reference to underlying market values of Liberty Livewire's common stock as reported by Nasdaq, and on estimates using the Black-Scholes valuation model.

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

      The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million. We calculated goodwill, representing the excess cost over the fair value of net assets acquired, to be $26.4 million. Through December 31, 2001, we were amortizing this amount over a seven-year period. In connection with our year-end review of 2001 results, we assessed the realizability of the goodwill value attributed to Intellocity at December 31, 2001. As a result of this assessment, we recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million. We further assessed the goodwill in the third quarter of 2002, recorded and impairment charge of $11.5 million and adjusted the goodwill value from $12.0 to $0.5 million. (See Note 3. Intangible Assets and Goodwill)

      The results of Intellocity's operations are included in our consolidated results from the date of acquisition.

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


                                                For the Nine
                                                Months Ended
                                             September 30, 2001
                                             ------------------
Revenues                                        $ 12,219,874
                                                ------------
Loss before minority interest and
  cumulative effect of accounting change        $(24,151,139)
                                                ------------
Loss before cumulative effect of
  accounting change                             $(22,706,789)
                                                ------------

Net loss                                        $(81,438,986)
                                                ------------
Basic and diluted loss per share:
Before cumulative effect of accounting change          (0.41)
Cumulative effect of accounting change          $      (1.05)
                                                ------------
Basic and diluted loss per share                $      (1.46)
                                                ------------

6.  Minority Interest

      We record a minority interest benefit resulting from Digital ADCO, in which third parties hold equity positions that currently total 54.1%. Digital ADCO was formed in November 1999 by co-founders ACTV, Inc. and Motorola Broadband. Digital ADCO develops applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. During August 2000, OpenTV made a capital contribution and contributed patents on a non-exclusive basis to Digital ADCO. Additionally, we formed Digital ADCO International to license and distribute products and services outside of North America and other western hemisphere countries. Digital ADCO, Inc.'s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share, and Class B common stock, having 25 votes per share. OpenTV currently owns all of the issued and outstanding Class A common shares. Motorola Broadband and we together own all of the issued and outstanding Class B common shares. With our current position of 51% of the total votes outstanding, we have majority voting control of Digital ADCO and, therefore, consolidate the results of this entity for accounting purposes.

      For the three months ended September 30, 2002 and 2001, we allocated losses in the amounts of $785,821 and $824,101, respectively, and for the nine months ended September 30, 2002 and 2001, we allocated losses in the amounts of $2,265,553 and $2,204,621, respectively, from Digital ADCO to its minority shareholders.

      We also record a minority interest benefit from another subsidiary, Advision LLC, in which we currently hold 95.1% equity ownership. In August 2002, we acquired nCUBE's 45% equity interest in Advision, LLC in exchange for a receivable from nCUBE for work performed by Intellocity prior to our acquisition of that company. The book value of the receivable at the time of the exchange was approximately $119,000. Prior to acquiring nCUBE's interest, we owned 51% of Advision LLC. As a result of this transaction, we credited the nCUBE receivable as an expense in the third quarter of 2002 and reduced the minority interest benefit on our statement of operations in the amount of nCUBE's minority interest balance of $554,215 at the date of the transaction.
Correspondingly, we increased minority interest on our balance sheet by this same amount, in recognition of the fact that nCUBE's obligation to fund its share of Advision's losses ceased upon consummation of the transaction. For the three and nine months ended September 30, 2002, we allocated losses to the holder of the remaining 4.9% minority interest in Advision, who is an employee of ours, of $11,332 and $33,999, respectively. For the three and nine months ended September 30, 2001, we allocated losses in the amount of $106,478 and $239,729, respectively, to the minority shareholders of this subsidiary.

7. Segment Information

      We have two principal business segments, which are delineated by their respective markets: Digital Television and Enhanced Media. Information concerning these business segments for the three and nine months ending September 30, 2002 and 2001 is as follows:


                       For the Three Months            For the Nine Months
                       Ended September 30,             Ended September 30,
                  ----------------------------    ----------------------------
                     2002             2001            2002            2001
                  ------------    ------------    ------------    ------------
Revenue
Digital
Television        $    658,796    $    833,039    $  2,364,290    $  3,382,452
Enhanced Media       2,175,807       2,426,340       6,890,252       7,376,821
                  ------------    ------------    ------------    ------------
Total             $  2,834,603    $  3,259,379    $  9,254,542    $ 10,759,273
                  ============    ============    ============    ============

Depreciation &
Amortization
Digital
Television        $    817,385    $    782,952    $  2,375,013    $  2,160,197
Enhanced Media         302,655         390,481         930,292       1,214,793
Unallocated
Corporate              273,350       1,480,089         793,037       3,625,673
                  ------------    ------------    ------------    ------------
Total             $  1,393,390    $  2,653,522    $  4,098,342    $  7,000,663
                  ============    ============    ============    ============

Interest Income
Digital
Television        $      7,265    $     42,578    $     31,148    $    230,524
Enhanced Media          13,350           1,440          34,745           4,737
Unallocated
Corporate              282,120         719,332         938,419       3,319,728
                  ------------    ------------    ------------    ------------
Total             $    302,735    $    763,350    $  1,004,312    $  3,554,989
                  ============    ============    ============    ============

Net
(Loss)/Income
Digital
Television        $ (5,095,882)   $ (2,521,811)   $ (9,947,326)   $ (6,021,249)
Enhanced Media      (3,437,862)    (61,071,530)    (11,689,228)    (66,020,226)
Unallocated
Corporate          (14,802,676)     53,983,033     (13,458,057)     (8,549,807)
                  ------------    ------------    ------------    ------------
Total             $(23,336,420)     (9,610,308)   $(35,094,611)    (80,591,282)
                  ============    ============    ============    ============

Capital
Expenditures
Digital
Television        $     29,326    $    294,704    $    763,813    $  1,583,860
Enhanced Media              --          20,213           1,847          65,061
Unallocated
Corporate               37,549       1,443,617         132,813       5,961,222
                  ------------    ------------    ------------    ------------
Total             $     66,875    $  1,758,534    $    898,473    $  7,610,143
                  ============    ============    ============    ============


Balance Sheet Accounts
                                            September 30,        December 31,
                                                2002                2001
                                            ------------         ------------
Current Assets
Digital Television                          $  2,934,582         $  4,061,843
Enhanced Media                                 7,590,157            4,735,475
Unallocated Corporate                         50,533,489           72,206,506
                                            ------------         ------------
Total                                       $ 61,058,228         $ 81,003,824
                                            ============         ============

Total Assets
Digital Television                             9,660,434         $ 12,022,462
Enhanced Media                                13,777,999           24,471,782
Unallocated Corporate                         69,787,882          103,093,077
                                            ------------         ------------
Total                                       $ 92,226,315         $139,587,321
                                            ============         ============

8.  Executive Incentive Compensation

      We incurred executive incentive compensation expense related to an executive stock bonus of $2,300,000 for the nine months ended September 30, 2001. This expense related to stock incentive compensation awarded in the 2000 fiscal year but paid in a series of quarterly installments, which were subject to forfeiture under certain conditions. The contractual provision that gave rise to this bonus, which was based on changes in the market value of our common stock and paid in unregistered securities, was cancelled during the second quarter of 2001.

9.  Investment in Warrant

      ACTV and Liberty Livewire LLC, a unit of Livewire (formerly known as Todd AO Corporation), entered into a joint marketing agreement to market "HyperTV(R) with Livewire" in April 2000. Livewire has the right to use our patented HyperTV convergence technology in providing to advertisers, TV programmers, studios and networks such services as application hosting, web authoring, data management, and e-commerce.

      In connection with our granting these licensed rights to Livewire, we received warrants to acquire 2,500,000 shares of Livewire at $30 per share. The warrants are non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). The warrants, which become exercisable at the rate of 500,000 shares per year, beginning April 13, 2001, include certain registration rights and may be exercised until March 31, 2015. With certain exceptions, the warrants are not transferable. We previously recorded an investment and corresponding deferred revenue in the amount of $76,016,175, the estimated value of the warrants as of April 2000. We are amortizing the deferred revenue into income over a period of 21 years, the contractual term of the joint marketing agreement.

      The estimated fair value of the warrants at September 30, 2002 and December 31, 2001 was approximately $3.7 million and $16.3 million, respectively. We perform fair value estimates of the warrants using Black-Scholes pricing model. Currently, we account for the warrants under SFAS No. 133 (See Note 4).

      10.  Net Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share:

                                              Three Months Ended               Nine Months Ended
                                         ----------------------------    ----------------------------
                                         September 30,   September 30,   September 30,   September 30,
                                             2002            2001            2002             2001
                                         ------------    ------------    ------------    ------------
Numerator
      Loss before cumulative effect of
           accounting change             $(23,336,420)   $ (9,610,308)   $(35,094,611)   $(21,859,085)
      Cumulative transition effect of
           adopting SFAS No. 133                   --              --              --     (58,732,197)
                                         ------------    ------------    ------------    ------------
           Net loss                       (23,336,420)     (9,610,308)    (35,094,611)    (80,591,282)
                                         ------------    ------------    ------------    ------------

Denominator
      Basic weighted-average shares
           outstanding                     55,931,118      55,851,828      55,917,304      54,721,804

Net loss per basic and diluted share
      Before cumulative effect of
           accounting change             $      (0.42)   $      (0.17)   $      (0.63)   $      (0.40)
      Cumulative transition effect of
           adopting SFAS No. 133                   --              --              --           (1.07)
                                         ------------    ------------    ------------    ------------
      Basic and diluted net loss per
           share                         $      (0.42)   $      (0.17)   $      (0.63)   $      (1.47)
                                         ============    ============    ============    ============

11.  Corporate Restructuring

      During the third and fourth quarter of 2001, we completed certain restructuring initiatives. The restructuring charges totaled $6.6 million and related to the surrender of real estate leases and employee severance expenses. We had paid out all accrued restructuring charges by June 30, 2002.


12.  Agreement with iN DEMAND

      In April 2002, we signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND will use our digital video technology to offer digital cable customers Nascar In-Car on iN DEMAND. Nascar In-Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers an enhanced, interactive viewing experience. iN DEMAND, is distributing the package on a pay-per-view basis through certain digital cable systems in the US. Our agreement with iN DEMAND, which covers a total of more than 90 races through 2004 (including 78 races after September 30, 2002), obligates us to incur certain production costs, which we estimate will average $170,000 per race. In turn, we receive a percentage of gross receipts from the sale of pay-per-view subscriptions. Our revenues to date from Nascar In-Car subscription sales have been negligible.

13.  Supplemental Disclosure of Cash and Non-Cash Activities

      We recorded no reduction in non-cash stock-based compensation expense for the three months ended September 30, 2002 and a reduction in non-cash stock-based compensation expense in the amount of $6,002,831 for the nine months ended September 30, 2002. We recorded a reduction of non-cash, stock-based compensation expense in connection with vested variable options of $8,580,695 and $11,399,850 for the three and nine months ended September 30, 2001, respectively. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment for such options in our financial statements.

      During both the three and nine months ended September 30, 2002 and September 30, 2001, we recorded revenue of $904,953 and $2,714,859, respectively, from amortization of the deferred revenue recognized in connection with the Liberty Livewire warrants (See Note 9).

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

      Our September 30, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at September 30, 2002 was less than the option exercise price of $2.00 per share.

14. Agreement with Liberty Media Corporation Regarding Possible Acquisition of ACTV, Inc.

      On September 26, 2002, we entered into an agreement with OpenTV Corp. for the acquisition by OpenTV of ACTV, Inc. through a stock-for-stock merger. OpenTV Corp. is an affiliate of Liberty Media Corporation, our largest shareholder. The merger is subject to approval of both OpenTV and ACTV shareholders and regulatory approval.

      Under the terms of the agreement, each outstanding share of ACTV common stock will be exchanged in the merger for a fraction of an OpenTV Class A Ordinary Share equal to $1.65 divided by the then average market price of the OpenTV Class A Ordinary Shares, provided that if the average market price of an OpenTV Class A Ordinary Share is then less than $2.25 per share, it will be valued at $2.25 per share for this purpose and if the average market price of an OpenTV Class A Ordinary Share is then greater than $6.05 per share, it will be valued at $6.05 per share for this purpose. In the event that the average market price of the OpenTV Class A Ordinary Shares at the time of the merger is less than $0.80 per share then we will have the right to terminate the merger agreement unless OpenTV elects to adjust the exchange ratio so that our shareholders receive not less than $0.584 per ACTV common share. The stock-for-stock merger will be a taxable transaction for our shareholders. Both our board of directors and that of OpenTV have agreed to recommend the merger to their respective shareholders and key members of our board and management have entered into agreements to vote their shares in favor of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. For further information about forward-looking statements, see "Special Note Regarding Forward-Looking Statements" in our annual report on Form 10-K/A for the year ended December 31, 2001.

      We are a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we refer to as Digital TV and Enhanced Media.

      We believe that our Digital TV technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow both for the enhancement of video and audio content, including standard TV programming, with Web-based information and interactivity for entertainment and education applications.

      Our expectation has been that the expansion of digital TV transmission systems and the emergence of platforms providing the simultaneous delivery of video and Internet content (convergence programming), will allow television distributors, advertisers and programmers to bring interactivity to a mass audience. We believe that our proprietary technologies, tools, and technical and creative services capabilities position us to capitalize on this growth, if and when it should occur. However, the market for interactive television services and applications to date has been much slower to develop than we had anticipated.

      On September 26, 2002, we entered into an agreement with OpenTV Corp. for the acquisition by OpenTV of ACTV, Inc. through a stock-for-stock merger. OpenTV Corp. is an affiliate of Liberty Media Corporation, our largest shareholder. The merger is subject to approval of both OpenTV and ACTV shareholders and regulatory approval.


Results of Operations

Comparison of Three-Month Periods Ended September 30, 2002 and
September 30, 2001

      Revenue. During the three-month period ended September 30, 2002, our revenues decreased 15%, to $2.8 million, compared with $3.3 million in the three-month period ended September 30, 2001. The decrease was the result of a decline in technical and professional service revenue from our Digital Television segment and in licensing and services revenue from our Enhanced Media segment. Revenue recognized from the amortization of the deferred revenue from the Livewire joint marketing arrangement was $904,953 for both periods. Such revenue represents 32% and 28% of our total revenues for the six months ended September 30, 2002 and 2001, respectively.

      Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately 7% in the third quarter of 2002, to $8.9 million, from $9.6 million in the third quarter of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter, which more than compensated for increased costs related to our Nascar In-Car project, launched in the second quarter of 2002. In addition, we incurred $0.9 million in expenses related to the merger agreement between us and OpenTV.

      Stock-Based Compensation. We recorded no increase or decrease in stock-based compensation expense for the three months ended September 30, 2002, as compared to a credit of stock-based compensation expense of $8.6 million for the three months ended September 30, 2001. We had recorded a charge or credit to stock-based compensation expense based on increases in the market value of our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of the options in question. Although we have other currently outstanding options subject to variable option accounting treatment, the exercise price of these options was greater than the market price on each reporting date since their issuance in January 2002. Accordingly, we recognized no stock-based compensation expense related to such options.

      Depreciation and Amortization. Depreciation and amortization expense decreased 48%, to $1.4 million in the three months ended September 30, 2002, versus $2.7 million during the same period in 2001. The decrease is due principally to our adoption of SFAS 142 as of January 1, 2002, resulting in no amortization expense for goodwill in the three months ended September 30, 2002. Depreciation expense for our Digital Television segment showed a marginal increase, from $782,952 in the third quarter of 2001 to $817,385 in the more recent quarter, as the result of capital equipment purchases in 2002 related to the Nascar In-Car project.

      Loss on Impairment of Goodwill. During the third quarter of 2002, we recorded a non-cash impairment charge of $11.5 million related to the goodwill associated with the Intellocity acquisition. Accounting for goodwill is promulgated by SFAS 142, which requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount.

      Through September 30, 2002, our Intellocity unit fell significantly short of the revenue and profitability goals management established for it at the beginning of 2002. In addition, we substantially scaled back Intellocity's revenue forecasts for fiscal 2003. We believe this shortfall is principally the result of Intellocity's existing and prospective clients who have reduced expenditures for enhanced and interactive TV initiatives.

      Consequently, we conducted a review of the realizability of the goodwill value attributed to Intellocity. As a result of this review, we developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity's service lines to determine the fair value of the assets. Accordingly, in the third quarter of 2002, we recorded an impairment charge of $11.5 million.

      Interest Income. Interest income in the third quarter of 2002 was $0.3 million, compared with $0.8 million in the third quarter of 2001. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more recent quarter. We incurred no interest expense in the third quarter of 2002 or 2001.

      Other Expense. Other expense includes the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the three months ended September 30, 2002, we recorded a decrease in the value of the warrants of $3.3 million, compared with an decrease of $5.2 million for the three months ended September 30, 2001. For the quarter ended September 30, 2002, other expense also includes $1.7 million in write-downs related to certain of our strategic investments that we deemed to be other than temporarily impaired. We based our impairment assessment on the financial results and/or values in the latest rounds of financings of such investments.


      Net Loss. For the three months ended September 30, 2002, our net loss was $23.3 million, or $0.42 per basic and diluted share, compared to net loss of $9.6 million, or $0.17 per basic and diluted share, for the three months ended September 30, 2001.

Comparison of Nine-Month Periods Ended September 30, 2002 and
September 30, 2001

      Revenue. During the nine-month period ended September 30, 2002, our revenues decreased 14%, to $9.3 million, compared with $10.8 million in the nine-month period ended September 30, 2001. The decrease was principally due to a decline in technical and professional service revenue from our Digital Television segment. The revenue decline was even greater on a fully comparable basis, given that the 2001 nine-month period included only seven months of results of Intellocity, which we acquired in March of that year. Revenue recognized from the amortization of the deferred revenue from the Livewire joint marketing arrangement was $2,714,859 for both periods. Such revenue represents 29% and 25% of our total revenues for the six months ended September 30, 2002 and 2001, respectively.

      Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased approximately 35% in the first nine months of 2002, to $23.5 million, from $36.4 million in the nine months of 2001. The decrease reflects significantly reduced personnel, occupancy and related expenses in the more recent quarter, which more than compensated for increased costs related to our Nascar In-Car project, launched in the second quarter of 2002. In addition, we incurred $1.2 million in expenses related to the merger agreement between us and OpenTV.

      Stock-Based Compensation. Stock-based compensation expense was credited $6.0 million for the nine months ended September 30, 2002, and credited $11.4 million for the nine months ended September 30, 2001. We had recorded a charge or credit to stock-based compensation expense based on increases in the market value of our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of the options in question. Although we have other currently outstanding options subject to variable options accounting treatment, the exercise price of these options was greater than the market price on each reporting date since their issuance in January 2002. Accordingly, we recognized no stock-based compensation expense related to such options.

      Depreciation and Amortization. Depreciation and amortization expense decreased 41%, to $4.1 million in the nine-month period ended September 30, 2002, from $7.0 million in the nine-month period ended September 30, 2001. The decrease is due principally to our adoption of SFAS 142 as of January 1, 2002, resulting in no amortization expense for goodwill in the nine months ended September 30, 2002.

      Loss on Impairment of Goodwill. During the third quarter of 2002, we recorded a non-cash impairment charge of $11.5 million related to the goodwill associated with the Intellocity acquisition. Accounting for goodwill is promulgated by SFAS 142, which requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount.

      Through September 30, 2002, our Intellocity unit fell significantly short of the revenue and profitability goals management established for it at the beginning of 2002. In addition, we substantially scaled back Intellocity's revenue forecasts for fiscal 2003. We believe this shortfall is principally the result of Intellocity's existing and prospective clients who have reduced expenditures for enhanced and interactive TV initiatives.

      Consequently, we conducted a review of the realizability of the goodwill value attributed to Intellocity. As a result of this review, we developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity's service lines to determine the fair value of the assets. Accordingly, in the third quarter of 2002, we recorded an impairment charge of $11.5 million.

      Interest Income. Interest income in the first nine months of 2002 was $1.0 million, compared with $3.6 million in the first nine months of 2001. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more recent period. We incurred no interest expense in the first nine months of either period.

      Other Expense. Other expense includes the change in fair value of warrants held by us, which we currently account for as a derivative instrument, pursuant to the requirements of SFAS No. 133. For the nine months ended September 30, 2002, we recorded a decrease in the value of the warrants of $12.6 million, compared with a decrease of $1.0 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, other expense also includes $1.7 million in write-downs related to certain of our strategic investments that we deemed to be other than temporarily impaired. We based our impairment assessment on the financial results and/or values in the latest rounds of financings of such investments.

      Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138("SFAS 133"). SFAS 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 affected the accounting for our investment of 2.5 million restricted warrants for Liberty Livewire Corporation("Livewire"). Prior to the adoption of SFAS 133, these warrants were carried at cost. With the adoption of SFAS 133, the Livewire investment is recorded at fair value. This resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases to our net income/loss pertaining to the Livewire investment.

      Net Loss. For the nine months ended September 30, 2002, our net loss was $35.1 million, or $0.63 per basic and diluted share, compared to the net loss of $80.6 million, or $1.47 per basic and diluted share, for the nine months ended September 30, 2001.

      Liquidity and Capital Resources

      Since our inception, we have not generated revenues sufficient to fund our operations and have incurred operating losses. Through September 30, 2002, we had an accumulated deficit of $298.2 million. Our cash position on September 30, 2002 (including short-term investments) was $57.2 million, compared with $78.0 million on December 31, 2001.

      Net Cash Used In Operating Activities. During the nine month period ended September 30, 2002, we used cash of $18.4 million for operations, compared with $29.2 million for the nine months ended September 30, 2001. The decrease in net cash used by operating activities principally relates to lower operating losses and decreased working capital uses.

      Net Cash Used In Investing Activities. With regard to investing activities, in the nine months ended September 30, 2002, we used cash of $22.4 million, compared to $16.5 million in the nine months ended September 30, 2001. Approximately $19.9 million of the more recent period's total related to investments in short-term financial instruments, compared to $0 of such investments in the 2001 period. The large decrease in cash used in other investing activities is due principally to a significant reduction in capital expenditures and strategic investments.

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

      Net Cash Provided By (Used In) Financing Activities. We had no significant cash provided by or used in financing activities for either the nine-month periods ended September 30, 2002 or September 30, 2001. We have and continue to fund our cash requirements from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters, we sold a total of
4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, in the year ended December 31, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV and Motorola invested a total of $13.0 million in our Digital ADCO subsidiary.

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

      We record a charge or a credit to stock-based compensation expense for increases or decreases in the market value of our common stock in excess of the exercise price of certain employee options that are subject to variable option accounting treatment. Our financial results for the three-month period in 2001 and the nine-month periods in both 2002 and 2001 reflect credits in stock-based compensation pursuant to certain employee options. These credits are the result of market price declines of our common stock during these periods. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of such options, and therefore no charges were recorded in the second quarter of 2002.

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

      During April 2000, we received a warrant to acquire 2,500,000 shares of Livewire, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is not transferable, except in certain circumstances. As of January 1, 2001, changes in fair value in the investment in warrant were recorded to the statement of operations as we adopted SFAS No. 133. The estimated value of the warrant at September 30, 2002 was $3.7 million. We expect the value of the warrant to fluctuate based on the underlying stock price of Livewire. We do not currently expect to exercise or register shares in the coming year.

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

Item 4.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. ACTV management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

      Changes in Internal Controle. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Co., ABC, Inc., and ESPN, Inc. in December 2000, which action alleges that the defendants' "Enhanced TV" system synchronizing a web site application to, amongst others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs' patents. In May 2002, the United States District Court for the Southern District of New York granted summary judgment in favor of the defendants. Without addressing the validity and enforceability of the three patents in suit, the Court reached summary judgment on non-infringement alone. On July 3, 2002, the Company appealed the District Court's decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Stockholders

      None.

Item 5.  Other Information

      None.



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11     Computation of net loss per share-- See Note 10.

         99.1   Certification by David Reese, Chief Executive Officer.
         99.2   Certification by Christopher C. Cline, Chief Financial Officer.


    (b)  Reports on Form 8-K:

         Date             Item
         Filed            Reported         Event
         -----            --------         -----
         October 2, 2002  Items 5 and 7.   Press Release dated September 26,
                                           2002 announcing ACTV, Inc. entered
                                           into an Agreement and Plan of
                                           Merger with OpenTV Corp.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ACTV, Inc.

                                                Registrant

Date: November 14, 2002                         /s/ David Reese
                                                --------------------------------
                                                David Reese
                                                Chairman, Chief Executive
                                                Officer and Director

Date: November 14, 2002                         /s/ Christopher C. Cline
                                                --------------------------------
                                                Christopher C. Cline
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


--------------------------------------------------------------------------------

               Form of Sarbanes-Oxley Section 302(a) Certification


I, David Reese, Chief Executive Officer of ACTV, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ACTV, Inc.;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                    /s/  David Reese
                                                    --------------------------
                                                    David Reese
                                                    Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification


I, Christopher C. Cline, Chief Financial Officer of ACTV, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ACTV, Inc.;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                    /s/  Christopher C. Cline
                                                    ----------------------------
                                                    Christopher C. Cline
                                                    Chief Financial Officer