Form 10-K
period 2002-12-31
ACTV INC /DE/
filed 2003-03-31
CIK 854152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

                       Commission File Number: 001-10377

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

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes | | No |X|

As of March 25, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $0.522 on March 25, 2003) was $19,375,535.

As of March 25, 2003, there were 55,881,047 shares of the registrant's common stock outstanding.

                                     PART I

Item 1. Business

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

However, the market for interactive television services and applications has been much slower to develop than we had anticipated. Kagan Worldwide Media, a leading industry observer, stated in its September 26, 2002 VOD & ITV Investor publication: "2002 was supposed to be the year interactive TV [ITV] hit its stride in the U.S. Instead, deployments met with another set of delays, pushing the industry to regroup and retool strategies once again. Moreover, it's unlikely either cable or DBS providers will contribute enough resources to the ITV rollout to produce major results next year."

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


Industry Environment/ACTV Restructuring Program

Our industry sector experienced a difficult market environment beginning in calendar 2001, which only worsened during 2002. Cable and satellite operators, TV infrastructure suppliers, and content providers scaled back many of their Digital TV and Enhanced Media initiatives. As a result, our businesses recorded revenues well below our internal projections in both 2001 and 2002. We believe that the current market environment and the shrinking pool of advertisement dollars have resulted in a significant extension of the timeframe for deployment of certain of our products and services, as noted above.

In response to market conditions, we began a restructuring program in mid-2001 as part of an initiative to rationalize our operations. Some of the specific actions we took under the restructuring program included:

         o        Reducing our workforce of more than 300 employees by 50%.

         o Closing and relocating office facilities to reduce our leased space from over 90,000 square feet to approximately 40,000 square feet, thereby lowering our annual lease costs from nearly $3.0 million to approximately $1.0 million.

         o Eliminating low-margin lines of business, e.g., content creation, that have a high fixed-cost base.

         o Refocusing our HyperTV business from that of a turnkey supplier of applications and services to a licensor of patented technology.

As a result of worsening conditions in our industry, as noted above, we subsequently made additional staff reductions--to a current total of fewer than 100 employees--in an effort to further conserve resources. Despite a significant reduction in our expense base, we were not able to attain profitability or generate positive cash flow during 2002. Furthermore, given the current market environment and estimates of our prospects, we are unable to project when in the foreseeable future we may become profitable.

Asset Revaluations and Restructuring Charges

In compliance with accounting rules, we periodically analyze and reassess the carrying value of certain long-lived assets. As a result of such analyses, in the fourth quarter of 2001, third quarter of 2002, and fourth quarter of 2002, we recorded charges of $11.2 million, $11.5 million, and $0.5 million respectively, to write down the value of goodwill associated with the acquisition of Intellocity. In addition, in 2002 and 2001 we recorded charges of $1.7 million and $1.0 million, respectively, to reduce the carried asset value of our strategic investments to $5.8 million and $7.4 million, respectively.

We recorded restructuring charges in the third and fourth quarters of 2001 totaling $6.6 million. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding the nature of these charges.

The asset revaluations and restructuring charges are a reflection of the effect on our businesses and strategic investments of the difficult environment in our industry during the past two years.

Proposed Merger

On September 26, 2002, we entered into an agreement and plan of merger with OpenTV Corp. Under the terms of the merger agreement, each outstanding share of our common stock will be exchanged in the merger for OpenTV Class A Ordinary Shares. The amount of OpenTV shares received by our shareholders will be determined by dividing $1.65 by the then average market price of the OpenTV shares, subject to the following provisions:

         o if the average market price of an OpenTV share is then less than $2.25 per share, it will be valued at $2.25 per share for this purpose;

         o if the average market price of an OpenTV share is then greater than $6.05 per share, it will be valued at $6.05 per share for this purpose.

The merger agreement defines the average market price of the OpenTV shares as the average of the last market sale prices such shares on each of the five consecutive trading days immediately preceding the third trading day prior to the closing date of the merger.

If the average market price of the OpenTV shares at the time of the merger is less than $0.80 per share, we may elect to terminate the merger agreement by delivering written notice to OpenTV on the second business day before the closing date. If we so choose to terminate the merger agreement, OpenTV, by notice on the day before the closing date, may elect to adjust the exchange ratio so that our shareholders receive not less than $0.584 per ACTV common share.

Consummation of the merger is subject to the adoption of the merger agreement by our stockholders, the approval of the issuance of the OpenTV Class A shares in the merger by the stockholders of OpenTV, and other closing conditions. Upon completion of the merger, we will become a wholly-owned subsidiary of OpenTV.

Simultaneously with the execution of the merger agreement, we entered into a letter agreement with Thomas R. Wolzien regarding, among other things, our purchase of Wolzien's ownership interest in Media Online Services, Inc., and certain related patents and rights. The consummation of these proposed transactions is subject to, among other things, satisfaction (or waiver by the relevant parties) of all conditions to the merger, and the readiness of the parties to the merger agreement to effect the merger closing immediately following the consummation of such transactions.

Industry Background

Digital TV

Our Digital TV applications require the digital transmission of television signals, either through direct broadcast satellite, or DBS, or through a cable system that has been upgraded from analog to digital. The development of the digital transmission of television signals, combined with compression technology, allows for the delivery by DBS and cable operators of a wider variety of programming choices.

The platform required for delivery of our Digital TV applications is expanding rapidly as DBS subscribers and digital cable subscriber households increase in the United States. Kagan Worldwide Media estimated that by the end of 2002 there were over 21.1 million digital cable households and 19.5 million DBS households in the U.S., up from 15.8 million and 17.2 million, respectively, at the end of 2001. Despite this growth, cable and satellite operators to date have not devoted significant resources to the deployment of interactive television applications like those we offer.

Enhanced Media

The Internet has grown rapidly over the past several years and is now a medium used by millions of people for entertainment, education, e-commerce and multimedia content. The growth in Internet usage has created opportunities for television content providers and their advertising customers to reach and interact with millions of Internet users. Due to its interactive nature, the Internet is a medium that has certain advantages over traditional television: it can provide customized, targeted programming and advertising to consumers and generate cost-effective results for advertisers.

To combat a loss of audience to the Internet and to gain online market share, certain broadcasters and cable programmers have produced and promoted companion online programming to traditional TV shows. Due at least in part to the recent decline in Internet advertising, these initiatives to date have represented only a small percentage of television programming as a whole. When and if Web-based content as a real-time companion to conventional TV programming becomes more popular, we believe that our enhanced media technology puts us in a position to profit from the shift to the convergence of television and Internet content.


Digital TV

Our Digital TV technologies are patented processes for creating interactive customized television content and advertising in response to viewer remote control entries or to information stored locally in a viewer's set-top box. Our software-only application, which can reside in a digital set-top box or other local device, such as a personal video recorder or video on demand system, records a viewer's inputs throughout a program and can later deliver tailored content to the viewer based on this input. Our Digital TV technology allows us to send the viewer multiple television signals, related in time and content, and for the switching among those signals without a visually perceptible delay. The viewer experiences the video, audio and graphics of a single fluid, programming stream, while the programming on the other signals remains transparent.

We have focused on advertising and sports entertainment programming as the first commercial applications of our Digital TV technologies. We have branded our Digital TV applications for advertising and entertainment as SpotOn and One To One TV, respectively. Our Digital TV technologies allow, for example, neighbors to watch the same television program while seeing entirely different advertisements based upon demographic information, or a sporting event featuring a different view of the action, highlight packages, statistics or instant replays.

Our strategy has been to target SpotOn and One To One TV for distribution through cable operators that have deployed digital transmission systems and through DBS operators. To receive SpotOn and One To One TV, a viewer needs a digital set-top box with our software download. We have agreements with leading manufacturers of digital set-top terminals, including Motorola Broadband Communications Sector and Scientific-Atlanta for the integration of our software into their systems.

SpotOn and One To One TV

Digital ADCO, Inc., which developed the SpotOn applications and services, is a jointly owned by us, Motorola Broadband and OpenTV. SpotOn is a comprehensive end-to-end system that allows digital cable, satellite and broadcast systems to offer targeting, interactivity and accountability for television commercials. We believe that SpotOn, if it can achieve widespread deployment, has the ability to improve the effectiveness of television advertising.

Based on proprietary technologies contributed by Motorola, OpenTV and ACTV, SpotOn provides an array of functionalities. For example, our software can instantaneously choose the most appropriate commercial for each viewer from a number of alternatives received by the viewer's set-top. SpotOn's logic function makes this choice based either on demographic information that the TV distributor, e.g., cable operator, has downloaded to the set-top box or on remote control responses keyed in by the viewer. SpotOn can discern that a viewer is watching a program with subtitles in a second language, and deliver commercials in that language.

SpotOn enables advertisers to give viewers a choice of commercials, allowing them to select those of greatest relevance. These advertisements can incorporate program branches that permit the commercial itself to change course in response to viewer selections.

In addition, SpotOn provides the means for advertisers to receive aggregate viewer data for each commercial. This information may include the actual number of homes, by geographic area, where a given commercial was displayed as well as the percentage of viewers who changed channels or muted the sound during the commercial.

SpotOn allows for permission-based marketing. A subscriber might request additional information on a product or make merchandise purchases through the set-top box, enabled with SpotOn software.

The deployment of SpotOn in a cable system involves principally the installation of software at the headend and a separate software download to subscriber set-top boxes. Depending on how the headend is equipped, a minimal investment in hardware may also be required. SpotOn, which is compatible with a majority of digital cable set-tops currently deployed in the United States, is not dependent on the rollout of the next generation of digital boxes.

Our plan for SpotOn, assuming the system can achieve widespread commercial acceptance, is to charge a license fee to the TV distributors that deploy it, as well as upstream license fees to programmers and advertising interconnects. We anticipate that we may also receive fees from advertisers for such services as data reporting and analysis, encoding targeted commercials, and enabling television commerce transactions.

To date, our only commercial deployment of SpotOn has been a trial at the Comcast Cable (formerly AT&T Broadband) system in Aurora, Colorado. Through this trial, which is currently in progress, SpotOn is available on Comcast Cable's currently deployed DCT-2000 digital set-top boxes within the Aurora cable system. We have successfully completed the technical phase of the trial and are presently conducting the research phase, which we anticipate concluding during mid-2003.

In April 2002, ACTV Entertainment, Inc., a wholly-owned subsidiary of ours, signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND has been using our digital video technology to offer digital cable customers Nascar In Car on iN DEMAND. Nascar In Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers an enhanced, interactive viewing experience. iN DEMAND is distributing the package on a pay-per-view basis through certain digital cable systems in the United States. ACTV Entertainment's agreement with iN DEMAND, which covers a total of approximately 90 Nascar races through 2004, obligates ACTV Entertainment to incur certain production costs, which it estimates will average $170,000 per race. In turn, ACTV Entertainment receives a percentage of gross receipts from the sale of pay-per-view subscriptions.

We cannot assure you that subscription sales will produce more than negligible revenues, given that Nascar In Car is the first programming of its kind ever sold in the United States.

Advision, LLC

In December 2000, we acquired a controlling interest in the assets of VisionTel, Inc., from nCUBE Corporation, which retained a minority interest. We formed a new partnership entity, Advision LLC, to hold these assets. Advision LLC's principal product is the Advision(R) software suite for advertising sales management in cable, broadband, broadcast, satellite, and Internet services. Currently, Advision's principal customers are cable multiple system operators. We believe that Advision complements SpotOn, since it provides software for the trafficking and billing of commercials delivered through advanced digital cable and DBS headends.

In August 2002, we acquired nCUBE's minority interest in Advision, LLC in exchange for a then outstanding receivable due from nCUBE for work performed by Intellocity prior to its acquisition by us. The book value of the receivable at the time of the exchange was approximately $119,000.

Digital Television Services

We provide technical services for digital interactive television, primarily through our Intellocity division. Intellocity, Inc., which we acquired in March 2001 through a share exchange, is engaged in the design, development and integration of iTV infrastructure and content. Clients for our technical services include broadband operators, content providers and platform and infrastructure providers.

No one customer constituted 10% or greater of the total company revenue or accounts receivable balance as of December 31, 2002. One customer, nCube Corporation, in our digital television segment constituted 16% of total company revenue for 2001 and represented 33% of the our accounts receivable balance at December 31, 2001.

For segment information, see Note 14 to the consolidated financial statements.

Enhanced Media

Overview

Our Enhanced Media business segment serves the market for interactive convergence programming, which combines video and/or audio programming with Web content. We market Enhanced Media applications and services through the brand names of HyperTV with Livewire, and eSchool Online. eSchool Online and HyperTV with Livewire provide convergence software and services to the education and entertainment markets, respectively.

Our Enhanced Media business in the past has derived revenues from a number of sources, including software licensing, technical and content services, data management, online advertising sales, and e-commerce. During 2002, a large majority of our Enhanced Media revenues were derived from software licensing and technical and content services related to the education market.

Education

eSchool Online was the first commercial application of our Enhanced Media technologies. eSchool integrates educational video with relevant Web content, interactivity and chat functionality on a student's computer screen. In addition, eSchool provides teachers and administrators with an application that allows for online assessment of a student performance.

We have provided eSchool software, content services and technical services to state departments of education, school districts, and schools throughout the United States. Over the past several years, we began to focus eSchool on the professional development market.

Traditionally, we provided eSchool Online applications and services on a custom development basis to individual education clients. Starting in the year 2000, we began to market completed eSchool programs to third parties, under licensing agreements with the clients for whom the programs were originally produced. We are currently building a library of licensed eSchool content that is available for nationwide distribution.

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

In April 2000, we entered into an agreement with Ascent Media Group (formerly Liberty Livewire Corp.) to jointly market "HyperTV with Livewire." Ascent Media Group provides audio and video post-production and location services. The agreement gives Ascent Media Group, a unit of Liberty Media, the right to provide content creation services and, through its affiliate AT&T IP Services, a scaleable hosting infrastructure for HyperTV with Livewire. Pursuant to the agreement creating HyperTV with Livewire, we received a warrant to purchase 2.5 million shares of Ascent Media Group Series A common stock. Such warrant resulted in the recording of deferred revenue to be recognized over 21 years, the period of our joint marketing arrangement with Ascent Media Group.

We were one of the first companies to provide convergence software and services. During the years 2000 and 2001, we facilitated hundreds of hours of HyperTV with Livewire programming for music, movies, sports, games and live programming. In December 2000, we initiated a patent infringement lawsuit against The Walt Disney Company and certain subsidiaries, which action alleges that the defendants' "Enhanced TV" system synchronizing a Web site application to, among others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of our patents. In May 2002, the United States District Court for the Southern District of New York granted summary judgment in favor of the defendants. Without addressing the validity and enforceability of the three patents in the suit, the Court reached summary judgment on non-infringement alone. On July 3, 2002, ACTV appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit in Washington, D.C.; the appeal is currently pending. We believe that the dismissal in May 2002 of our lawsuit against The Walt Disney Company has negatively impacted our future prospects for licensing HyperTV.

During 2001, our HyperTV with Livewire business began to decline. We believe the decline can be attributed to a number of factors:

         * reluctance of certain potential clients to employ our technology pending resolution of the lawsuit against The Walt Disney Company;

         *        strong price competition from competitors;

         *        contraction of overall ad spending in the U.S.;

         * sluggish growth in the demand for so-called two-box convergence.



During 2002, we have not succeeded in generating revenues of any significance from licensing HyperTV technology for entertainment applications.


Enhanced Media Revenue Concentration

The recognition of revenue resulting from the amortization of deferred revenue associated with our joint marketing arrangement with Ascent Media Group accounted for approximately 32%, 26% and 23% of our total revenues for the years ended December 31, 2002, 2001 and 2000.

For the years ended December 31, 2002, 2001 and 2000, certain individual customers in the Enhanced Media segment accounted for more than 10% of our revenues excluding the amortization of the Ascent Media Group deferred revenue as follows:

Customer                                 2002         2001          2000
--------                                 ----         ----          ----

The State of Alabama                      -           11%            23%
Dallas Independent School District       11%          --             --



At December 31, 2002, Dallas Independent School District represented 20%, Georgia Professional Standards Commission represented 11%, and Newburgh Enlarged City School District represented 13% of our accounts receivable balance. At December 31, 2001, no customer represented more than 10% of our accounts receivable balance. At December 31, 2000, one customer, the State of Alabama, represented 32% of our accounts receivable balance.

For segment information, see Note 14 to the consolidated financial statements.

Equipment Suppliers

We do not intend to manufacture set-top converters, terminals, video servers or other devices in connection with any of our applications or services.

We have entered into non-exclusive, royalty-free agreements with Motorola Broadband and Scientific-Atlanta, the dominant suppliers of set-top terminals in the United States, for the integration of our Digital TV technologies into digital set-top boxes of these companies.

In addition, we have agreements with the leading providers of set-top box middleware, including OpenTV, Liberate and MicrosoftTV, to ensure the compatibility of our Digital TV technologies with their platforms. Middleware is set-top box software that acts as an operating system for the terminal.

Patents and Other Intellectual Property

We have sought to protect the proprietary features of our individualized programming technologies and Enhanced Media technologies through patents, copyrights, confidentiality agreements and trade secrets both in the United States and overseas. As of the present time, the United States Patent and Trademark Office has issued certain patents to us that are currently in force. We also have additional patents pending. The patents expire at various dates from 2003 to 2018. Corresponding patents for some of the above U.S. patents have been granted by or are pending in the Patent Offices of Canada, Japan, South Korea, China, Singapore, India, Australia and various countries in Europe.

We cannot assure you that our patents are enforceable, or, if challenged, that we can successfully defend them, particularly in view of the high cost of patent litigation, nor can we assure you that we will derive any competitive advantages from them. To the extent that patents are not issued for any other products developed by us, we would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating our products by designing around the patented aspects. In addition, we cannot assure you that our products will not infringe on patents owned by others, licenses to which may not be available to us, nor that competitors will not develop functionally similar products outside the protection of any patents we have or may obtain.

The inventors named on all of our issued patents have assigned to us all right, title and interest in and to the above U.S. patents and any corresponding foreign patents or applications based thereon. We require that each of our full time employees, consultants and advisors execute a confidentiality and assignment of proprietary rights agreement upon the commencement of employment or a consulting relationship. These arrangements generally provide that all inventions, ideas and improvements made or conceived by the individual arising out of the employment or consulting relationship are our exclusive property. These agreements generally also require that all such information be kept confidential and not disclosed to third parties, except with our consent or in specified circumstances. We cannot be certain, however, that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.


Competition

The markets for digital television and enhanced media applications and services are extremely competitive. These markets are new, quickly evolving and characterized by untested consumer demand and a lack of industry standards. They are, therefore, subject to significant changes in the products and services offered by existing market participants and the emergence of new market participants. As a result, it is difficult to determine which companies and technologies are competing with us or in the future may compete with us in one or more of our businesses. If the proposed merger with OpenTV is consummated, we will become part of a business that includes Spyglass Integration and Wink Communications (each a division of OpenTV), which are current competitors of ours.

We believe our competitors in Enhanced Media services markets include Gold Pocket, Digeo, Wink Communications and Worldgate Communications, Inc., among others. We also face competition from traditional television and cable broadcasters such as ABC, CBS, FOX, and NBC. Some of these broadcasters have in the past, and may in the future, develop and broadcast their own television/Internet convergence programming. (See Item 3. LEGAL PROCEEDINGS--Action against the Walt Disney Company). In addition, we may face future competition from companies such as Microsoft, RealNetworks, Inc., and Veon. Many of these applications could be extended to compete with some or all of our existing or proposed enhanced media offerings.

We believe our competitors in the Digital TV market for targeted advertising and technical services include companies such as Visible World, NAVIC Ad-Exact, Spyglass, Rachis, MetaTV, and Digeo. We do not believe that there are currently any competitors offering products comparable to One To One TV, but there are a number of companies, including NDS Group plc, that market products and services outside the U.S. that have limited functionalities in common with this product. Our Digital TV products may be deemed to compete for limited shelf space within a digital set-top box with other dissimilar applications, such as video on demand, high definition television, and telephony.


Government Regulation

We believe that neither our present nor future implementation of One To One TV or SpotOn is subject to any direct substantial government regulation. However, the broadcast industry in general, and cable television, DBS and wireless communication in particular, are subject to substantial government regulation.

Cable Television. Pursuant to federal legislation enacted in 1992, (the "1992 Cable Act"), and amended by the Telecommunications Act of 1996, the Federal Communications Commission (the "FCC") substantially re-regulated the cable television industry in various areas, including rate regulation, competitive access to programming, and "must carry" and retransmission consent for broadcast stations. These rules, among other things, restrict the extent to which a cable system may profit from, or recover costs associated with, adding new program channels, impose certain carriage requirements with respect to television broadcast stations, limit exclusivity provisions in programming contracts, and require prior notice for channel additions, deletions and changes. The 1992 Cable Act also regulates the collection and use of subscriber information over cable systems by cable operators and their affiliates. The United States Congress and the FCC also have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect our operations. In particular, the FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors.

Internet. Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Congress has passed legislation regulating certain aspects regarding the use of the Internet, including the protection of children, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. The Federal Trade Commission has adopted regulations enacting the Children's Online Privacy Protection Act, which governs collection and use of information regarding children over the Internet. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services, intellectual property ownership and personal privacy. Storage and use of personal information are subject to state and federal regulation. Storage and use of such information may also subject us to privacy claims relating to our use and dissemination of personal information. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business. We cannot assure you that we will be able to comply with any future laws or regulations that may be imposed on our operations.

Employees

As of December 31, 2002, we employed 129 full-time employees. We are not subject to any collective bargaining agreements; we believe that our relationships with our employees are generally satisfactory.

Item 2. Properties

We maintain our principal and executive offices at 233 Park Avenue South, New York, New York, where we lease approximately 12,000 square feet. Our lease for this facility extends through 2016. We also lease offices and technical space totaling approximately 25,000 square feet in five other facilities, located in New Jersey, Colorado, and Oklahoma. These leases expire at various dates through 2005.



Item 3. Legal Proceedings

ACTV, Inc. and its wholly-owned subsidiary HyperTV Networks, Inc. are co-plaintiffs in a civil action filed against The Walt Disney Company, ABC, Inc., and ESPN, Inc. in December 2000, which action alleges that the defendants' "Enhanced TV" system synchronizing a Web site application to, among others, ESPN Sunday Night and ABC Monday Night Football telecasts has infringed and is continuing to infringe certain of the plaintiffs' patents. In May 2002, the United States District Court for the Southern District of New York granted summary judgment in favor of the defendants. Without addressing the validity and enforceability of the three patents in the suit, the Court reached summary judgment on non-infringement alone. On July 3, 2002, ACTV appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit in Washington, D.C.; the appeal is currently pending.

On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, its directors and OpenTV. The complaint generally alleges that the directors of ACTV have breached their fiduciary duties to the ACTV stockholders in approving the merger agreement and that, in approving the merger agreement, ACTV 's directors failed to take steps to maximize the value of ACTV to its stockholders. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to defend against the complaint vigorously. We cannot, however, provide any assurance that ACTV or OpenTV will be successful.


Item 4. Submission of Matters to a Vote of Security Holders

On June 27, 2002 we held our Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1. Election of directors

                                        For                 Withheld

William C. Samuels                  45,253,535                 658,606
John C. Wilcox                      45,318,208                 593,933



2. To ratify the appointment of Deloitte & Touche, LLP as independent auditors.

          For                      Against                 Abstain
        44,818,163               1,079,077                 14,901

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

ACTV's common stock is traded on The Nasdaq Stock Market under the symbols "IATV". The following table sets forth the high and low bid prices for ACTV common stock as reported by Nasdaq.


                                  Common Stock


2002 Quarter                 High             Low
------------                 ----             ----

First                        2.170            1.330
Second                       1.740            1.130
Third                        1.350            0.730
Fourth                       0.840            0.500

2001 Quarter                 High              Low
------------                 ----             ----

First                        7.875            3.250
Second                       4.125            2.220
Third                        3.280            1.340
Fourth                       2.260            1.260


On March 25, 2003, there were approximately 620 holders of record of our 55,881,047 outstanding shares of common stock. On March 25, 2003, the high and low bid prices of our common stock as reported by Nasdaq were $0.54 and $0.47, respectively. We have not paid cash dividends since our organization. We plan to use earnings, if any, to fund growth and do not anticipate the declaration of the payment of cash dividends in the foreseeable future.

In March 2003, we received notification from The Nasdaq Stock Market that we are not in compliance with Nasdaq's minimum $1.00 bid price requirement for the continued listing of our shares. For us to regain compliance, our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days prior to May 7, 2003. If we are not able to demonstrate compliance by this date, Nasdaq will notify us in writing of the delisting of our shares. Upon receipt of such notification, we may make an appeal to Nasdaq's Listing Qualifications Panel.

Item 6.  Selected Financial Data

                                                           Years Ended December 31,
                                     -------------------------------------------------------------
                                       2002        2001          2000          1999            1998
                                     --------    ---------    -----------    ---------    --------
                                              ($000's except share and per share data)

Statement of Operations Data:
Revenues                             $ 11,287    $  13,689    $     8,016    $   2,910    $  1,625
                                     --------    ---------    -----------    ---------    --------

(Loss)/income before extraordinary
item and cumulative effect of
accounting change                     (43,587)     (42,658)       153,504     (234,875)    (23,342)
Cumulative transition effect of
adopting SFAS No. 133                    --        (58,732)          --           --          --

Net (loss)/income                    $(43,587)   $(101,390)   $   152,093    $(234,875)   $(23,342)
                                     ========    =========    ===========    =========    ========

Basic
(Loss)/income per share before
extraordinary item and cumulative
effect of accounting change          $  (0.78)   $   (0.77)   $      3.10    $   (6.11)   $  (1.10)
Extraordinary item                       --           --            (0.03)        --          --
Cumulative transition effect of
adopting SFAS No. 133                    --          (1.07)          --           --          --
                                     --------    ---------    -----------    ---------    --------
Basic (loss)/income per share
applicable to common shareholders    $  (0.78)   $   (1.84)   $      3.07    $   (6.11)   $  (1.10)
                                     ========    =========    ===========    =========    ========

Diluted
(Loss)/income per common share
before extraordinary item and
cumulative effect of accounting
change                               $  (0.78)   $   (0.77)   $      2.53    $   (6.11)   $  (1.10)
Extraordinary item                       --           --            (0.02)        --          --
Cumulative transition effect of
adopting SFAS  No. 133                   --          (1.07)          --           --          --
                                     --------    ---------    -----------    ---------    --------

Diluted (loss)/income per share
applicable to common shareholders    $  (0.78)   $   (1.84)   $      2.51    $   (6.11)   $  (1.10)
                                     ========    =========    ===========    =========    ========

Balance Sheet Data:
Cash and cash equivalents            $ 23,814    $  69,036    $   122,488    $   9,413    $  5,198
Working capital                        46,867       71,271        115,684        9,151       3,007
Total assets                           78,775      139,587        235,509       28,984      13,616
Long-term debt (including current
         portion)                        --           --             --          4,804       4,315

The historical financial information has been restated to include the accounts and results of operations of Bottle Rocket Inc., which was acquired on August 17, 2000, in a transaction accounted for under the pooling of interests method, as described in Note 4 in the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes included elsewhere and incorporated by reference. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. See Item 1. Business--Overview for further information about forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2002 and December 31, 2001

Revenues. Revenues decreased 18% to $11.3 million for the year ended December 31, 2002, from $13.7 million for the year ended December 31, 2001. The decrease is the result of a decline in revenues in both our Digital TV and Enhanced Media segments. Revenues from our professional and technical services business, which accounted for the largest percentage of our Digital TV revenues, were significantly lower in 2002. In the Enhanced Media segment, eSchool revenue increases in 2002 were insufficient to compensate for a decline in HyperTV with Livewire revenues. Revenues for the each of years ended December 31, 2002 and 2001 included $3.6 million (31% and 26%, respectively, of total revenues) related to the recognition of revenue from the Ascent Media Group (formally Liberty Livewire Corporation) joint marketing arrangement.

Goodwill Impairment Charge. During the third and fourth quarters of 2002, we recorded a non-cash impairment charge of $11.5 million and $0.5 million, respectively, related to the goodwill associated with Intellocity. Accounting for goodwill is promulgated by SFAS No. 142, which requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount.

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

Consequently, we conducted a review of the realizability of the goodwill value attributed to Intellocity. As a result of this review, we developed a revised operating plan to restructure and stabilize the business. The revised projections by service line provided the basis for measurement of the asset impairment charge. We calculated the present value of expected future cash flows of Intellocity's service lines to determine the fair value of the assets. Accordingly, in the third quarter of 2002, we recorded an impairment charge of $11.5 million. In the fourth quarter of 2002, we continued our review for possible additional impairment, and recorded an additional impairment charge for the remaining amount of $0.5 million.

During the fourth quarter of 2001, we recorded a non-cash impairment charge of $11.2 million related to the goodwill associated with the Intellocity acquisition. Intellocity's inability to achieve the operating results specified in its 2001 budget--operating at a loss for fiscal 2001-- triggered an impairment review in the fourth quarter of its long-lived assets. We then utilized revised projections for 2003 and beyond for Intellocity's business that provided the basis for measurement of the asset impairment charge.

Restructuring Charge. For the year ended December 31, 2001, we recorded an expense of $6.6 million, the majority of which was non-cash, related to restructuring initiatives. This expense includes charges for the surrender of real estate leases and employee severance costs. Pursuant to the surrender--agreed to in September 2001--of certain of our New York City leases, we received cash and cash equivalents of approximately $9.3 million in the fourth quarter of 2001. This change in cash and cash equivalents was a result of payments from third parties and a release of restricted cash formerly used to guarantee the leases. At December 31, 2001 we had $0.8 million remaining in accrued restructuring charges, which were paid out over the first two quarters of 2002. There was no restructuring charge for 2002.

Stock-Based Compensation. Stock-based compensation resulted in credits for the years ended December 31, 2002 and 2001 of $6.0 million and $12.1 million. The reduction in expense was the result of a continued lower market price of our common stock. We recorded stock-based compensation expense based on increases and decreases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation obligation at the beginning of a given reporting period, we recognized a reduction in expense related to the unexercised vested variable options for that period based on a reduction of the market price for our stock at the end of the period. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment for certain options in our financial statements.

In the first quarter of 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with our restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate.

The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period. Our December 31, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at December 31, 2002 was less than the option exercise price of $2.00 per share.

Total Selling, General and Administrative Expenses. Total selling, general and administrative expenses for year ended December 31, 2002 decreased 30%, to $32.5 million, compared with $46.6 million for the year ended December 31, 2001. The expense decline was the result of lower employee and occupancy costs achieved through the restructuring initiatives undertaken in 2001, which more than compensated for additional general and administrative expenses of $5.4 million related to Nascar In-Car for the year ended December 31, 2002. For the year ended December 31, 2001, we incurred no expenses related to Nascar In-Car.

Other Expense. Other expense in 2002 and 2001 includes the changes in fair value of a warrant investment in Ascent Media Group (formerly Liberty Livewire Corp.) that is now accounted for as a derivative instrument after adoption of SFAS No. 133 and the application of its requirements. Since adopting SFAS No. 133 in 2001, we carry the investment in warrant at fair value, rather than at cost. We recorded a net decrease in the value of the investment in warrant of $13.6 million and $1.0 million for the year ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002 and 2001, other expense also includes a $1.7 million and $1.0 million write-down related to certain of our strategic investments that we deemed to be other than temporarily impaired.

Depreciation and Amortization. Depreciation and amortization expense decreased 45% for the year ended December 31, 2002, to $5.2 million, from $9.4 million during the same period of 2001. The decrease is principally related to lower amortization expense as the result of our adoption of SFAS No. 142 on January 1, 2002.

Interest (Expense)/Income. Interest income, net of interest expense, for the year ended December 31, 2002 was $1.3 million, compared with net interest income of $4.2 million for the year ended December 31, 2001. The decrease was the result of lower cash balances and significantly lower prevailing interest rates in 2002.

Minority Interest. The minority interest benefit for the year ended December 31, 2002 was $2.8 million, compared with a benefit of $3.2 million in 2001. The benefit is primarily attributable to the ownership interest held by third parties in Digital ADCO.

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, ACTV adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS No. 133 govern the accounting for our investment in 2.5 million restricted warrants for Ascent Media Group. Prior to the adoption of SFAS No. 133, we carried this warrant at cost. With the adoption of SFAS No. 133, we now recorded the investment at fair value. Our adoption of SFAS No. 133 resulted in our recording a cumulative effect transition adjustment loss of approximately $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases in our net income or net loss as a result of changes in the fair value of the warrant investment in Ascent Media Group.

Net Loss Applicable to Common Shareholders. For the year ended December 31, 2002, our net loss applicable to common stockholders was $43.6 million, or $0.78 per basic and diluted share, compared with net income of $101.4 million, or $1.84 per basic and diluted share, for the year ended December 31, 2001.

Comparison of Fiscal Year Ended December 31, 2001 and December 31, 2000

Revenues. Revenues increased 71% to $13.7 million for the year ended December 31, 2001, from $8.0 million for the year ended December 31, 2000. The increase is the result of the inclusion in the more recent year of revenues from our Digital TV segment, which accounted for approximately 30% of total revenues. For the year ended December 31, 2000, all of our revenue was derived from Enhanced Media licensing and services. Digital television revenues for 2001 were principally from professional and technical services delivered through Intellocity, which we acquired in March 2001, and software licensing and services revenue through Advision, which we acquired January 1, 2001. Revenues for the years ended December 31, 2001 and 2000 included $3.6 million and $1.8 million, respectively, (26% and 23%, respectively, of total revenues) related to the recognition of revenue from the Ascent Media Group joint marketing arrangement.

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

Other Expense. Other expense in 2001 includes the changes in fair value of a warrant investment in Ascent Media Group that is now accounted for as a derivative instrument after adoption of SFAS No. 133 and the application of its requirements. Since adopting SFAS No. 133 in 2001, we carry the investment in warrant at fair value, rather than at historical cost. We recorded a net decrease in the value of the warrant investment of $1.0 million for the year ended December 31, 2001. For the year ended December 31, 2001 and 2000, other expense also includes a $1.0 million and $0.8 million write-down related to certain of our strategic investments that we deemed to be other than temporarily impaired.

Depreciation and Amortization. Depreciation and amortization expense increased $5.5 million for the year ended December 31, 2001, to $9.4 million, from $3.9 million during the same period of 2000, due primarily to our increased investment in patents, software development, and equipment and additional goodwill recorded in connection with our purchase of Intellocity, Inc. in March 2001.

Interest (Expense)/Income. Interest income for the year ended December 31, 2001 was $4.2 million, compared with net interest income of $7.4 million for the year ended December 31, 2000. The decrease was the result of lower cash balances in 2001. We incurred interest expense for 2000 of $0.3 million, compared to $0 for 2001. Interest expense for 2000 relates to the $5 million original face value notes issued by a subsidiary of ours in January 1998; the notes were retired on April 3, 2000.

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

Cumulative Transition Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires that all derivative financial instruments be recorded in the balance sheet at fair value. The provisions of SFAS No. 133 the accounting for our investment in 2.5 million restricted warrants of Ascent Media Group. Prior to the adoption of SFAS No. 133, we carried this warrant at historical cost. With the adoption of SFAS No. 133, we now recorded the investment at fair value. Our adoption of SFAS No. 133 resulted in our recording a cumulative effect transition adjustment loss of approximately $58.7 million at January 1, 2001. There may be periods with significant non-cash increases or decreases our net income/loss as a result of changes in the fair value of the investment in warrant.

Net Loss Applicable to Common Shareholders. For the year ended December 31, 2001, our net loss applicable to common stockholders after extraordinary loss and cumulative effect of accounting change was $101.4 million, or $1.84 per basic and diluted share, compared with net income of $152.1 million, or $3.07 per basic share and $2.51 per diluted share, for 2000. The significant difference between the two years was the result of predominately non-cash items, including a reduced expense reduction from stock-based compensation, a goodwill impairment charge, restructuring expense, and the cumulative effect of accounting change relating to the adoption of SFAS No. 133 incurred during the more recent year.

Liquidity and Capital Resources

Since our inception, we have not generated revenues sufficient to fund our operations, and have incurred operating losses. Through December 31, 2002, we had an accumulated deficit of approximately $307 million. Our cash position (including short-term investments) on December 31, 2002 was $47.8 million, compared with $77.9 million on December 31, 2001.

Net Cash Used In Operating Activities. During the year ended December 31, 2002, we used cash of $27.4 million for operations, compared with $30.4 million for the year ended December 31, 2001. The decrease in net cash used by operating activities relates principally to a lower net operating loss in the more recent year, despite an increase in cash expenditures of approximately $1.8 million related to the proposed merger with OpenTV Corp and $5.4 million related to Nascar In-Car.

Net Cash Used In Investing Activities. For the year ended December 31, 2002, we used cash for investing activities of $17.8 million, compared with $26.0 million, for year ended December 31, 2001. The decrease in cash used in investing activities was due principally to significantly reduced investments in property and equipment and in software development by approximately $9.1 million, which is partially offset by an increase of $6 million in investments in short-term securities in 2002.

Net Cash Provided By Financing Activities. For the year ended December 31, 2002, we received no significant cash from financing activities, compared to $2.9 million in cash provided by financing activities for the year ended December 31, 2001, which resulted from the cancellation of a letter of credit for our account. We have funded, and continue to fund, our cash requirements from the net proceeds of a public, follow-on offering completed on February 3, 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.7 million. On March 27, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999. For the year ended December 31, 2000, OpenTV invested $10 million in our Digital ADCO subsidiary, and Motorola invested $3.0 million and $2.0 million in the years ended December 31, 2000 and 1999, respectively, in Digital ADCO.

At December 31, 2002, future aggregate minimum lease commitments under non-cancelable operating leases and employment contracts with guarantees, were as follows:
                            Operating           Employee
Year                         Leases            Agreements
                             ------            ----------

2003                      $  909,271          $1,275,552
2004                         791,602           1,102,117
2005                         557,403              74,334
2006                         427,595                   -
2007                         427,595                   -
Thereafter                 3,728,221                   -
                          ----------          ----------
Total                     $6,841,687          $2,452,003
                          ==========          ==========

In April 2002, ACTV Entertainment, Inc., a wholly-owned subsidiary of ours, signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND has been using our digital video technology to offer digital cable customers Nascar In Car on iN DEMAND. ACTV Entertainment's agreement with iN DEMAND, which covers a total of approximately 90 Nascar races through 2004, obligates ACTV Entertainment to incur certain production costs, which it estimates will average $170,000 per race (see Note 18).


Critical Accounting Policies

ACTV and Liberty Livewire LLC, a unit of Ascent Media Group (formerly Liberty Livewire Corporation), in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Ascent Media Group received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

In connection with granting these licensed rights to Ascent Media Group, we received a warrant to acquire 2,500,000 shares of Ascent Media Group common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8:
Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). We recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. Beginning January 1, 2001, we record changes in fair value in the investment in warrant to the statement of operations as the result of our adoption of SFAS No. 133. We expect the value of the warrant to fluctuate based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the coming year. The deferred revenue resulting from the Ascent Media Group transaction is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

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

In businesses where we are delivering specific services and products, revenue is recognized from sales when a product is shipped and when services are performed.

Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs to completion.

We recognize the revenue related to the sale of indefinite software licenses upon delivery, installation and acceptance of the software product, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Where software licenses are granted for a specific period of time, with related content and maintenance contracts, revenue is deferred and then recognized ratably over the life of the license.

ACTV and Liberty Livewire LLC, a unit of Ascent Media Group (formerly Liberty Livewire Corporation), in April 2000 entered into a joint marketing arragement to market "HyperTV with Livewire." Ascent Media Group received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.


We recorded a charge or a credit to stock-based compensation expense for increases or decreases, in the market value of the our common stock in excess of the exercise price of certain employee options, which were subject to variable option accounting treatment. We recorded a credit in stock-based compensation for the year ended December 31, 2002 as the market price declined as compared to its value as of December 31, 2001. We recorded a credit in stock-based compensation for the year ended December 31, 2001 as the market price of our common stock declined in 2001 as compared to its value as of December 31, 2000. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in variable option accounting treatment for such options in our financial statements requiring the outstanding grant of options to be marked-to-market at each reporting period.

In the first quarter of 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with our restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate.

The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period. Our December 31, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at December 31, 2002 was less than the option exercise price of $2.00 per share.

We adopted SFAS No. 142 beginning on January 1, 2002. We completed the transitional goodwill impairment test as required by SFAS No. 142 using a measurement date of January 1, 2002, and no impairment was noted at the date of adoption. We will continue to perform future impairment tests as required by SFAS No. 142.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from these estimates.

Impact of Inflation

Inflation has not had any significant effect on our operating costs.

New Accounting Pronouncements

As of August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The objective of SFAS No. 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. We do not believe that that the adoption of SFAS No. 143 will impact our financial condition, cash flows and results of operations. We plan to adopt SFAS No. 143 during the first quarter of 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 during the first quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, "Employer's Accounting for Post-employment Benefits", and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We do not believe that the adoption of this Statement will have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the recognition, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. This interpretation did not have any significant impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We are currently evaluating the effects of this EITF may have on our consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. SFAS No. 148 shall be effective for the financial statements for fiscal years ending after December 15, 2002 for companies that volunteer in changing to the fair value method of accounting for stock options and like awards. The interim disclosure requirements of SFAS No. 148 for financial reports containing condensed financial statements become effective beginning after December 15, 2002. We have adopted the disclosure provisions of this Statement for the year ended December 31, 2002. As such, this Statement did not have an impact on the our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not anticipate that this interpretation will have a significant impact on our consolidated financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

During April 2000, we received a warrant to acquire 2,500,000 shares of Ascent Media Group, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8: Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services). The warrant is not transferable, except in certain circumstances. We estimated the value of the warrant to be $76,016,175 at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. Beginning January 1, 2001, we record changes in the fair value of the investment in warrant to the statement of operations as the result of our adoption of SFAS No. 133. The estimated fair value of the warrant at December 31, 2002 was $2.7 million. We expect the value of the warrant to fluctuate based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the coming year.

We recorded stock-based compensation expense resulting from increases and decreases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation obligation at the beginning of a given reporting period, we recognized a reduction in stock-based compensation expense related to unexercised variable options for that period as a function of a reduction of the market price for our common stock at the end of the period. The obligation would increase as the market price for our common stock increases at the end of a reporting period.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements are listed under Item 15 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following is a listing of our current directors and executive officers, including biographical information for each person.

Directors

David Reese, (47), Director since 1992. Chairman of the Board since July 2001, Chief Executive Officer since June 2001 and President since February 1999. Mr. Reese is also President of ACTV Entertainment, Inc., a subsidiary of ours. He has been employed by us since December 1988, and served as our Vice President of Finance from September 1989 through November 1993 and Chief Operating Officer from February 1999 to July 2001. Mr. Reese is the chair of the advisory board of Pennsylvania State University's School of Information Science and Technology. He has a B.S. from Pennsylvania State University.

William C. Samuels, (60), Director since August 1989, Chairman of the Board from November 1994 to July 2001, Chief Executive Officer from August 1993 to June 2001. Mr. Samuels is currently employed by us as an advisor on intellectual property and general corporate matters. He is a trustee of Howard J. Samuels Institute at City College in New York, New York and is Chairman of Light Modulation Inc., a technology start-up. Mr. Samuels received a J.D. from Harvard Law School and a B.S. from the Massachusetts Institute of Technology.

John C. Wilcox, (60), Director since July 2000, is Vice Chairman of Georgeson Shareholder Communications Inc., a firm specializing in corporate governance, proxy solicitation and other services to publicly-traded companies. Mr. Wilcox has been with Georgeson for 28 years. He is Vice Chairman of the Board of Trustees of the Woodrow Wilson National Fellowship Foundation, and a trustee of Bennington College. He received a B.A. from Harvard College, an M.A. from the University of California, Berkeley, a J.D. from Harvard Law School and an LL.M degree from the New York University Graduate School of Law.

Dr. James B. Thomas, (50), Director since May 2002. Dr. Thomas has been dean of the School of Information Sciences and Technology (IST) at Pennsylvania State University since July 1999. Prior to that, he served as senior associate dean of The Smeal College of Business Administration. Dr. Thomas joined Penn State in 1987, after having been at the University of Texas at Austin and Florida State University. Previously, he served as the director responsible for information technology strategic planning for the Office of the Texas Secretary of State. In addition to his position as the IST's dean, Dr. Thomas holds the academic rank of professor of information sciences, technology and management. He received a bachelor's degree from Penn State in pre-law, a master's degree in government from Florida State University and a doctorate in strategic management from the University of Texas at Austin.

Michael J. Pohl, (52), Director since 2001. Mr. Pohl is President of nCUBE Corporation, a worldwide leader in providing streaming media solutions for all broadband networks. Mr. Pohl was formerly President and CEO of SkyConnect, Inc. and was named President of nCUBE in July 1999 when nCUBE acquired SkyConnect. Prior to joining SkyConnect, Mr. Pohl served as Senior Vice President for Douglas Communications Corp. II ("DCC II"), one of the nation's leading cable operators. At DCC II, he oversaw acquisitions, divestitures, new ventures, programming, marketing and re-franchising activities. Prior to joining DCC II, Mr. Pohl was Senior Vice President of Corporate Development for Tribune Cable Communications from 1981 to 1986, where he administered government, corporate and media relations. Mr. Pohl previously served as Director of the White House Media Advance Office under President Jimmy Carter.

Executive Officers

David Reese (47) Chairman, President and Chief Executive Officer (see biographical information above)

Bruce Crowley (45) Executive Vice President. Mr. Crowley has served as President of ACTV Enhanced Media Services, Inc. since July 2000 and President of HyperTV Networks, Inc. since December 1995. Prior thereto, he had been employed by KDI Corporation since 1988, and was most recently responsible for KDI Corporation's education division. Mr. Crowley has a B.A. from Colgate University (1979) and an M.B.A. from Columbia University (1984).

Joel Hassell (42) Chief Operating Officer. Mr. Hassell, who has served as our Chief Operating Officer since 2001, was a founder and the Chief Executive Officer of Intellocity, Inc. which ACTV acquired in March 2000. He previously held management positions at United Technologies and General Electric and executive positions at McGraw-Hill and TV Guide. Mr. Hassell has a B.S. from Western State University and a law degree from the University of Denver.

Christopher C. Cline (52) Chief Financial Officer. Mr. Cline has served as our Chief Financial Officer from November 1993 to July 2000, and from April 2001. Mr. Cline also served as Senior Vice President-Business Development from December 1999 to April 2001. Mr. Cline was formerly a Vice President of International Trade and Finance Corp., a cross-border financial trading and consulting company, and prior to that, a Vice President of Citicorp Investment Bank. He received a B.A. from Haverford College and an M.B.A. from Stanford University.

Our executive officers serve in such capacities until the next annual meeting of our board of directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

There is no family relationship between any of the directors, by blood, marriage or adoption.

Except as set forth herein, no officer or director of ACTV, Inc. has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting and Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, ACTV believes that during the fiscal year ended December 31, 2002, its executive officers, directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Board Composition

Our board of directors currently consists of five directors, divided among three classes. Our Class I director, whose term will expire at the annual meeting of our stockholders in 2003, is Dr. James B. Thomas. Our Class II directors, whose term will expire at the annual meeting of our stockholders in 2004, are David Reese and Michael J. Pohl. Our Class III directors, whose term will expire at the annual meeting of our stockholders in 2005, are William C. Samuels and John
C. Wilcox. At each annual meeting of our stockholders, the successors of that class of directors whose term(s) expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of our stockholders held in the third year following the year of their election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

Voting Arrangement

David Reese, our chief executive officer and chairman of our board of directors, William Samuels, one of our directors, and Bruce Crowley, one of our executive officers, have signed a voting agreement with OpenTV, pursuant to which each has agreed to vote all of the shares of common stock of our company held in favor of the proposed merger with OpenTV Corp. Together, Messrs. Reese, Samuels and Crowley are entitled to vote approximately 4.3% of our outstanding shares of common stock.

Committees of the Board

We have a Compensation and Stock Option Committee, which during 2002 consisted of John Wilcox and Michael Pohl. The Compensation and Stock Option Committee decides issues relating to compensation and stock options.

We also have an Audit Committee, which during 2002 consisted of John Wilcox, Michael Pohl, and James Thomas. Our Audit Committee is responsible for reviewing our audited financial statements management. The Audit Committee discusses with Deloitte & Touche LLP, our auditors, our audited financial statements, including among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, in addition to the auditor's independence.

Item 11. Executive Compensation

The following table sets forth all compensation for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, paid to our Chief Executive Officer and the three other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum.

(a)      Summary Compensation Table


                                       Annual Compensation                    Long-Term Compensation
                             ----------------------------------      ----------------------------------------------
                                                                     Restricted        Securities
Name and Principal                                                     Stock           Underlying      All Other
Position                     Year         Salary         Bonus         Awards           Options       Compensation
------------------------------------------------------------------------------------------------------------------

David Reese (1)              2002         $306,028     $      0       $        0              --         $  12,867
                             2001         $319,575     $      0       $        0          286,000        $   2,719
                             2000         $295,000     $      0       $        0          300,000        $   2,765

Bruce Crowley (2)            2002         $292,058     $      0       $        0             --          $  13,695
                             2001         $294,514     $      0       $        0          174,000        $   2,400
                             2000         $295,000     $      0       $  202,943          200,000        $   2,548

Joel Hassell (3)             2002         $220,000     $      0       $        0              --              --
                             2001         $231,818     $      0       $        0             --               --

Christopher Cline (4)        2002         $187,486     $      0       $        0          100,000         $  1,890
                             2001         $187,115     $      0       $        0              --          $  2,070
                             2000         $200,000     $ 75,000       $        0           25,000         $  1,544

William C. Samuels (5)       2002
                             2001         $293,881     $      0       $2,300,000              --          $ 10,400
                             2000         $345,000     $      0       $6,900,000              --          $ 10,400

(1) Mr. Reese has served as our Chairman of the Board and Chief Executive Officer since July 2001 and June 2001, respectively. Mr. Reese has also served as our President since February 1999; prior to that, he served as our Chief Operating Officer from February 1999 to July 2001. Mr. Reese has been President of ACTV Entertainment since 1994. Previously, he was our Vice President of Finance from September 1989 through November 1992. Mr. Reese's "other compensation" for 2002 relates to payments of life insurance premiums and reimbursement for a leased vehicle. Mr. Reese's "other compensation" for 2001 and 2000 relates to payments of life insurance premiums.

(2) Mr. Crowley has served as President of HyperTV Networks, Inc. since December 1995. Mr. Crowley's "other compensation" for 2002 relates to payments of life insurance premiums and reimbursement for a leased vehicle. Mr. Crowley's "other compensation" for 2001 and 2000 relates to payments of life insurance premiums.

(3) Mr. Hassell has served as our Chief Operating Officer since August 2001.

(4) Mr. Cline has served as our Chief Financial Officer from November 1993 to July 2000, and from April 2001. Mr. Cline also served as Senior Vice President-New Business Development from December 1999 to April 2001. Mr. Cline's "other compensation" for 2002, 2001, and 2000 relates to payments of life insurance premiums.

(5) Mr. Samuels served as Chairman of the Board from November 1994 to July 2001 and Chief Executive Officer from August 1993 to June 2001. Mr. Samuels is currently employed by us as an advisor on intellectual property and general corporate matters. Mr. Samuels has also served as a Director of ACTV since August 1, 1989. Mr. Samuels' "other compensation" for 2001 and 2000 relates to payments of life insurance premiums. The restricted stock awards were based upon the market price of the common stock during the first quarter of each year reported. Further, such shares were subject to forfeiture and other restrictions pursuant to Mr. Samuels' employment agreement.

(b) Options Grants to Named Executive Officers in Last Fiscal Year

The following table sets forth certain information with respect to all outstanding stock options issued during 2002 to our Named Executive Officers.

Individual Grants


                          Number of      Percent of Total                               Potential Realizable Value
                         Securities      Options Granted                                At Assumed Annual Rates of
                         Underlying      to Employees In    Exercise      Expiration      Price Appreciation for
Name                   Options Granted     Fiscal Year        Price          Date               Option Term
----                   ---------------   ---------------    ---------     ----------    -----------------------------
                                                                                               5%          10%
                                                                                        -------------   ---------
Christopher Cline      100,000                   11.6%         $1.40         5/6/07         23,386       66,199


(c)      Aggregated Option Exercises and Fiscal year-end values

The following table sets forth for the Named Executive Officers certain information with respect to exercises of stock options during 2002 and year-end 2002 stock option holdings. (1)

                                 Shares                    Number of Unexercised          Value of Unexercised
                            Acquired on         Value      In-The-Money Options           In-The-Money Options
Name                       Exercise (#)      Realized   (Exercisable/Unexercisable)    (Exercisable/Unexercisable)
                           ------------      --------   ---------------------------    ---------------------------
David Reese                   --                 --           0/0                            0/0
Bruce Crowley                 --                 --           0/0                            0/0
Joel Hassell                  --                 --           271,362/0                      $124,827/0
Christopher Cline             --                 --           0/0                            0/0

(1) The closing bid price of a share of our common stock at December 31, 2002 was $0.70 The exercise prices of the options held by Named Executive Officers at December 31, 2002 range from $0.24 to $13.50.

(d)      Compensation of Directors

Non-employee directors may be paid an honorarium for attending meetings of our board of directors, in an amount that our management anticipates will not exceed $10,000 per year. Each non-employee director received a $10,000 fee for his service in 2002.

(e)      Employment Agreements

ACTV and Mr. Reese entered into an employment agreement in August 1995, as most recently amended in March 2002. Mr. Reese currently serves as our Chairman of the Board, Chief Executive Officer and President, and receives an annual salary of $300,000. Mr. Reese's employment agreement contains non-competition provisions pursuant to which he has agreed not to engage in a business that is competitive with us during the term of his employment agreement and for one year thereafter.

Mr. Reese's employment agreement contains a change of control provision whereby, in certain circumstances, including the possibility that a person becomes the owner of 30% or more of the outstanding securities of the employer, then all stock options granted to Mr. Reese shall become vested and exercisable and, at his option, he shall receive a special compensation payment for the exercise cost of all vested options upon exercising those options any time within twelve months after the effective date of the change of control. Additionally, if at any time within three years of said change of control Mr. Reese is not retained as our Chief Executive Officer and President, Mr. Reese will receive a bonus equal on an after-tax basis to two times his average compensation for the previous two years, but not to exceed 2.7 times his average compensation for such years.

Mr. Reese currently holds fully vested options to purchase 694,000, 856,000, 225,000 and 150.000 shares of our common stock at exercise prices of $1.50, $1.60, $2.50 and $7.00 per share, respectively, and options to purchase 300,000 shares at exercise prices of $7.00 per share, which are not currently vested.

ACTV and Mr. Samuels entered into an employment agreement in July 2001 pursuant to which Mr. Samuels is employed by ACTV as an advisor on intellectual property and general corporate matters and receives an annual salary of $200,000. Mr. Samuels' employment agreement contains non-competition provisions pursuant to which he has agreed not to engage in a business that is competitive with us during the term of his employment agreement and for one year thereafter.

Mr. Samuels currently holds fully vested options to purchase 2,835,000 shares of our common stock at exercise prices of $1.50 and $1.60 per share.

ACTV and Mr. Crowley entered into an employment agreement in August 1995, as amended in January 2001. Mr. Crowley serves as President of HyperTV Networks, Inc. Mr. Crowley currently receives an annual salary of $275,000. Mr. Crowley's employment agreement contains non-competition provisions pursuant to which he has agreed not to engage in a business that is competitive with us during the term of his employment agreement and for one year thereafter.

Mr. Crowley's employment agreement contains a change of control provision whereby, in certain circumstances, including the possibility that a person becomes the owner of 30% or more of the outstanding securities of the employer, then all stock options granted to Mr. Crowley shall become vested and exercisable and, at his option, he shall receive a special compensation payment for the exercise cost of all vested options upon exercising those options any time within twelve months after the effective date of the change of control. Additionally, if at any time within three years of said change of control Mr. Crowley is not retained or a new Chief Executive Officer is appointed Mr. Crowley will receive a bonus equal on an after-tax basis to two times his average compensation for the previous two years, but not to exceed 2.7 times his average compensation for such years.

Mr. Crowley currently holds fully vested options to purchase 384,000, 521,000, 150,000 and 100.000 shares of our common stock at exercise prices of $1.50, $1.60, $2.50 and $7.00 per share, respectively, and options to purchase 100,000 shares at exercise prices of $7.00 per share, which are not currently vested.

ACTV and Mr. Hassell entered into an employment agreement in March 2000. Mr. Hassell serves as our Chief Operating Officer. Mr. Hassell currently receives an annual salary of $220,000. Mr. Hassell's employment agreement contains non-competition provisions pursuant to which he has agreed not to engage in a business that is competitive with us during the term of his employment agreement and for one year thereafter.

Mr. Hassell currently holds fully vested options to purchase 271,362 shares of our common stock at an exercise price of $0.24 per share.

ACTV and Mr. Cline entered into an employment agreement in August 1995, as amended in January 2002. Mr. Cline, who serves as our Chief Financial Officer, currently receives an annual salary of $200,000. Mr. Cline's employment agreement contains non-competition provisions pursuant to which he agreed not to engage in a business that is competitive with us during the term of his employment agreement and for one year thereafter.

Mr. Cline's employment agreement contains a change of control provision whereby, in certain circumstances, including the possibility that a person becomes the owner of 30% or more of the outstanding securities of the employer, then all stock options granted to Mr. Cline shall become vested and exercisable and, at his option, he shall receive a special compensation payment for the exercise cost of all vested options upon exercising those options any time within twelve months after the effective date of the change of control. Additionally, if at any time within three years of said change of control Mr. Cline is not retained in his immediately prior position or a substantially similar position, Mr. Cline will receive a bonus equal on an after-tax basis to his current annual base salary.

Mr. Cline currently holds 40,000 and 66,667 fully vested options to purchase shares of common stock at $6.50 and $9.00 per share, respectively, and options to purchase 100,000 and 25,000 shares of common stock at exercise prices of $1.40, and $13.50 per share, respectively, which are not currently vested.

At the time of issuance, all options to our employees were granted at an exercise price equal to or greater than the prevailing market price for our common stock.

(f)      Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors ("Compensation Committee") is responsible for making all compensation decisions with respect to the executive officers of the Company. The Committee is composed of John C. Wilcox and Michael J. Pohl, who were elected to the Committee in July 2000 and July 2001, respectively. In 1999, the Committee retained the independent compensation consulting firm of Lyons, Benenson & Company Inc. ("LB & Co.") to review and evaluate the Company's compensation structure and policies. Following that review, LB & Co. advised the Company that its compensation structure and policies are appropriate and competitive as compared with those of similarly situated companies.

(g)      Board Compensation Committee Report on Executive Compensation

Our executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. In order to meet these goals, our compensation policy for our executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, our compensation policy also contemplates performance-based cash bonuses. Our compensation principles for the Chief Executive Officer are identical to those of our other executive officers.

Cash Compensation. In determining our recommendations for adjustments to officers' base salaries for fiscal 2002, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to our success in moving toward our long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by our board of directors for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to us of the transaction or development.

Equity Compensation. The grant of stock options to our executive officers constitutes an important element of long-term compensation for our executive officers. The grant of stock options increases management's equity ownership in our company with the goal of ensuring that the interests of management remain closely aligned with our stockholders. We believe that stock options provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with us for the long term.

For the fiscal year ended December 31, 2002, we issued no options to David Reese, our chief executive officer.

(h)      Performance Graph

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
            AMONG ACTV, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,
                       THE JP MORGAN H&Q TECHNOLOGY INDEX
                     AND THE RDG TECHNOLOGY COMPOSITE INDEX

                                                                      Cumulative Total Return
                                       ---------------------------------------------------------------------------------------
                                           12/97         12/98          12/99          12/00          12/01          12/02
                                       ------------   ------------   ------------   ------------   ------------   ------------
ACTV INC                                     100.00         234.62        2811.57         261.54         115.08          43.08
NASDAQ STOCK MARKET (U.S.)                   100.00         140.99         261.48         157.77         125.16          86.53
JP MORGAN H&Q TECHNOLOGY                     100.00         155.54         347.38         224.57         155.23            N/A
RDG TECHNOLOGY COMPOSITE                     100.00         176.09         348.88         216.36         158.21          92.38

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 26, 2003, relating to the beneficial ownership of our common stock by (a) each beneficial owner of 5% or more of our outstanding common stock, based upon information filed by such owners with the Securities and Exchange Commission; (b) each of our directors;
(c) each of our named executive officers, as defined under the Securities Exchange Act of 1934; and (d) all directors and executive officers as a group. The table does not include options that are not exercisable within 60 days of March 26, 2003:


Name and Address of  Beneficial Owner (1)         Number of Shares                Percent of Class
-----------------------------------------         ----------------                ----------------
Liberty Media Corporation                            8,805,000                        15.8%
12300 Liberty Boulevard
Englewood, CO 80012
William C. Samuels                                   4,235,444 (2)                     7.6%
David Reese                                          2,514,961 (3)                     4.5%
Bruce J. Crowley                                     1,557,289 (4)                     2.8%
Joel Hassell                                           952,224 (5)                     1.7%
Christopher C. Cline                                   637,245 (6)                     1.1%
John C. Wilcox                                          61,000 (7)                        *
Michael J. Pohl
                                                             0
James B. Thomas
                                                             0

All officers and directors as a group (2-7)          9,958,163                        17.8%

 *Indicates less than 1% of the total shares outstanding.

(1) Unless otherwise indicated, the address of each beneficial owner is c/o ACTV, Inc., 233 Park Avenue South, 10th Floor, New York, New York 10003-1604.

(2) Includes options to purchase 2,835,000 shares that are presently exercisable or that become exercisable within 60 days of the date of this report.

(3) Includes options to purchase 1,925,000 shares that are presently exercisable or that become exercisable within 60 days of the date of this report.

(4) Includes options to purchase 1,155,000 shares that are presently exercisable or that become exercisable within 60 days of the date of this report.

(5) Includes options to purchase 271,362 shares that are presently exercisable or that become exercisable within 60 days of the date of this report.

(6) Includes options to purchase 106,667 shares that are presently exercisable or that become exercisable within 60 days of the date of this report; also includes 452,360 shares of our common stock held by our 401(k) Plan, of which Mr. Cline is the trustee.

(7) Includes options to purchase 60,000 shares that are presently exercisable or that become exercisable within 60 days of the date of this report; also includes 1,000 shares owned by Mr. Wilcox's wife.

(b) Change in Control

The voting agreement

David Reese, our chief executive officer and chairman of our board of directors, William Samuels, one of our directors, and Bruce Crowley, one of our executive officers, have signed a voting agreement with OpenTV, pursuant to which each has agreed to vote all of the shares of common stock of our company held in favor of the proposed merger with OpenTV Corp. Together, Messrs. Reese, Samuels and Crowley are entitled to vote approximately 4.3% of our outstanding shares of common stock. The following is a summary of the material terms and conditions of the voting agreement.

Delivery of Proxies

Under the voting agreement, David Reese, William Samuels and Bruce Crowley each have delivered to OpenTV an irrevocable proxy, which will allow OpenTV to vote each of those stockholder's shares:

         o        in favor of adoption of the merger agreement;

         o against any action, approval or agreement that would compete with, materially impede, adversely affect, discourage or delay the merger with OpenTV, including any alternative acquisition proposal;

         o against any action, approval or transaction that would result in a material breach of ACTV's representations, warranties, covenants or agreements in the merger agreement; and

         o against any other merger, consolidation, business combination, reorganization, recapitalization, liquidation or sale or other transfer of any material assets of ACTV.

In addition, each of Messrs. Reese, Samuels and Crowley has agreed under the voting agreement:

         o to revoke all previous proxies and not to grant any other proxies or powers of attorney or enter into any other voting agreement with respect to his shares of ACTV common stock;

         o not to solicit, encourage or initiate any action that would compete with, materially impede, interfere with or adversely affect the merger with OpenTV;

         o not to transfer, sell, pledge or otherwise dispose of his shares of ACTV common stock or securities convertible into or exchangeable for ACTV common stock, including depositing shares into a voting trust; and

         o not to acquire any additional shares of ACTV common stock unless that stockholder delivers a similar proxy to OpenTV with respect to the shares of that newly acquired ACTV common stock.

Notwithstanding the agreements described above, nothing in the voting agreement restricts Messrs. Reese and Samuels from exercising their fiduciary duties as a director of ACTV.

The voting agreement terminates upon the earlier to occur of the consummation of the merger and the termination of the merger agreement. The merger agreement has not been terminated.

(c)      Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                                     Number of securities
                                                 Number of securities     Weighted-average price     available for future
                                              issued upon exercise of          exercise price of           issuance under
                                                 outstanding options,        outstanding options           equity compen-
                                                  warrants and rights        warrants and rights             sation plans

Equity compensation plans approved
by security holders

1989 Non-qualified Stock Option Plan                                0                        N/A                        0
1996 Qualified Stock Option Plan                               55,000                      $2.69                   67,121
1998 Qualified Stock Option Plan                              434,000                      $4.04                  274,669
1999 Qualified Stock Option Plan                              875,000                      $4.97                  442,123
2000 Qualified Stock Option Plan                            1,931,750                      $5.56                2,038,143
Options issued outside of formal option plans               6,773,011                      $1.61                      N/A

Item 13. Certain Relationships and Related Transactions

In September 1998, Liberty Media invested $5 million in ACTV in return for 2,500,000 shares of our common stock and an option to purchase an additional 2,500,000 shares at an exercise price of $2.00 per share. Also in September 1998, ACTV and Liberty Media created LMC IATV Events, LLC to license and produce individualized, marquee, national or international pay-per-view events. In connection with this venture, we granted LMC IATV Events an exclusive license to produce and distribute pay-per-view events that incorporate our individualized programming enhancements.

In June 1999, Liberty Media exercised its warrant to purchase 2,500,000 shares of our common stock for an aggregate exercise price of $5 million. Liberty Media also purchased an additional 500,000 shares of our common stock and warrants, which, if fully exercised, would require Liberty Media to invest an additional $90 million in ACTV. The aggregate purchase price Liberty Media paid for these warrants and the 500,000 shares was $4 million. The warrants were fully vested, had a weighted average exercise price of $12.00 and were to expire in three equal tranches in March 2000, 2001 and 2004. On March 28, 2000, Liberty Media exercised warrants for 2,500,000 shares of our common stock for an aggregate purchase price of $20 million. The second tranche expired unexercised in March 2001, and, as a result, the third tranche expired simultaneously. In connection with these transactions, we granted Liberty Media customary registration rights for the shares of our common stock acquired by Liberty Media (including upon exercise of the warrants) and Liberty Media agreed that it would not acquire securities of ours except to the extent that immediately after such acquisition, Liberty Media's beneficial ownership of ACTV would not exceed 26% of the outstanding shares of our common stock.

In connection with Liberty Media's purchases of our common stock in 1998, 1999 and 2000, Liberty Media acquired the right to nominate a proportionate number of members to our board of directors equal to the percentage of outstanding shares of our common stock it actually owned. We agreed to use our reasonable best efforts to cause Liberty Media's nominees, if any, to be elected to our board of directors. To date, Liberty Media has not exercised its right to have a designee nominated to our board of directors.

Based on the most recent Schedule 13D filed with the SEC by Liberty Media with respect to us, Liberty Media is the beneficial owner of 8,805,000 shares of our common stock. Based on 55,881,047 shares of our common stock issued and outstanding at March 26, 2003, Liberty Media beneficially owns approximately 15.8% of the issued and outstanding shares of our common stock, calculated pursuant to Rule 13d-3 promulgated under the Securities and Exchange Act of 1934, as amended. Liberty Media has advised us that it intends to vote the shares of our common stock it beneficially owns in favor of the proposed merger of ACTV with OpenTV Corp, although it is under no obligation to do so.

In April 2000, we entered into an agreement with Ascent Media Group, Inc. (formerly Liberty Livewire Corp.), a unit of Liberty Media, to jointly market HyperTV With Livewire, which offers a turnkey system for synchronizing Web content and television programming. The agreement gives Ascent Media the right to provide content creation services to HyperTV With Livewire clients. In exchange for a license of HyperTV technology to Ascent Media in connection with the joint marketing arrangement, we received a warrant to purchase 2,5500,000 shares of ascent Media Series A common stock, exercisable at $30.00 per share. To date, we have not exercised in of such warrant shares.

All current transactions between the ACTV and its officers, directors and principal stockholders or any affiliates have been and are effectuated on terms no less favorable to us than could be obtained from unaffiliated third-parties.

                                     PART IV

Item 14.  Controls and Procedures:
(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of Form 10-K filed for the year ended December 31, 2002 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

           (a)1. FINANCIAL STATEMENTS:

           See the Consolidated Financial Statements beginning on Page F-1 hereafter, which is incorporated by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ACTV, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of ACTV, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule at Part IV, Item 15.(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 25, 2003

                           ACTV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                      ------------------------------
                                                            2002              2001
                                                      -------------    -------------
ASSETS
Current assets:
Cash and cash equivalents                             $  23,813,611    $  69,035,707
Short-term investments                                   23,997,246        8,951,695
Accounts receivable-- net                                 1,947,866        1,319,805
Other                                                     1,932,721        1,696,617
                                                      -------------    -------------

Total current assets                                     51,691,444       81,003,824
                                                      -------------    -------------

Property and equipment-net                                3,578,176        6,344,631

Other assets:
Restricted cash                                             484,913          484,913
Investment in warrant                                     2,655,681       16,255,355
Investments-other                                         5,783,697        7,397,776
Patents and patents pending                               8,835,376        8,425,889
Software development costs                                4,730,223        5,310,100
Goodwill                                                    935,701       12,935,701
Other                                                        79,961        1,429,132
                                                      -------------    -------------
Total other assets                                       23,505,552       52,238,866
                                                      -------------    -------------

         Total                                        $  78,775,172    $ 139,587,321
                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                 $     944,179    $   5,664,088
Deferred revenue                                          3,879,960        4,068,450
                                                      -------------    -------------

Total current liabilities                                 4,824,139        9,732,538

Deferred revenue                                         63,346,826       66,966,638
Minority interest                                           366,940        3,215,652
Stockholders' equity:
Common stock, $0.10 par value, 200,000,000 shares
authorized: issued and outstanding 55,877,545 at
December 31, 2002, 55,881,938 at December 31, 2001        5,587,755        5,588,194
Notes receivable from stock sales                           (82,999)        (339,035)
Additional paid-in capital                              311,392,444      317,496,700
Accumulated deficit                                    (306,659,933)    (263,073,366)
                                                      -------------    -------------
Total stockholders' equity                               10,237,267       59,672,493
                                                      -------------    -------------

         Total liabilities and stockholders' equity   $  78,775,172    $ 139,587,321
                                                      =============    =============

                 See notes to consolidated financial statements

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years ended December 31,
                                                         -----------------------------------------------
                                                              2002              2001              2000
                                                         -------------    -------------    -------------
Revenue                                                  $  11,286,756    $  13,688,615    $   8,016,453

Costs and expenses:
Selling, general and administrative                         32,549,421       46,580,939       45,714,082
Depreciation and amortization                                5,203,094        5,865,671        3,481,259
Amortization of goodwill                                          --          3,567,955          426,372
Loss on write-down of goodwill                              12,000,000       11,247,725             --
Restructuring charge                                              --          6,591,223             --
Stock-based compensation income                             (6,002,831)     (12,148,504)    (186,673,365)
                                                         -------------    -------------    -------------

Total costs and expenses                                    43,749,684       61,705,009     (137,051,652)
                                                         -------------    -------------    -------------

(Loss)/income from operations                              (32,462,928)     (48,016,394)     145,068,105
                                                         -------------    -------------    -------------

Interest income                                              1,277,323        4,180,923        7,726,929
Interest expense                                                  --               --           (284,619)
                                                         -------------    -------------    -------------

Interest-net                                                 1,277,323        4,180,923        7,442,310

Other expense                                              (15,249,674)      (2,028,623)        (750,000)
                                                         -------------    -------------    -------------

(Loss)/income before minority interest,
extraordinary item and cumulative
effect of accounting change                                (46,435,279)     (45,864,094)     151,760,415

Minority interest-subsidiary                                 2,848,712        3,206,482        1,743,357
                                                         -------------    -------------    -------------

(Loss)/income before extraordinary item and
cumulative effect of accounting change                     (43,586,567)     (42,657,612)     153,503,772

Extraordinary loss on early extinguishment of debt                --               --         (1,411,139)

Cumulative transition effect of adopting SFAS No. 133             --        (58,732,197)            --
                                                         -------------    -------------    -------------

Net (loss)/income                                        $ (43,586,567)   $(101,389,809)   $ 152,092,633
                                                         =============    =============    =============

(Loss)/income per share:

Basic
Before extraordinary item and cumulative
effect of accounting change                              $       (0.78)   $       (0.77)   $        3.10
Extraordinary item                                                --               --              (0.03)
Cumulative effect of accounting change                            --              (1.07)            --
                                                         -------------    -------------    -------------

Basic net (loss)/income per share applicable
to common stockholders                                   $       (0.78)   $       (1.84)   $        3.07
                                                         =============    =============    =============

Diluted
Before extraordinary item and
cumulative effect of accounting change                   $       (0.78)   $       (0.77)   $        2.53
Extraordinary item                                                --               --              (0.02)
Cumulative effect of accounting change                            --              (1.07)            --
                                                         -------------    -------------    -------------

Diluted net (loss)/income per share
applicable to common stockholders                        $       (0.78)   $       (1.84)   $        2.51
                                                         =============    =============    =============


Shares used in basic calculations                           55,918,744       55,014,772       49,501,885
                                                         =============    =============    =============

Shares used in diluted calculations                         55,918,744       55,014,772       60,719,648
                                                         =============    =============    =============


                 See notes to consolidated financial statements

                           ACTV, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                         Common Stock
                                 -----------------------------                     Additional
                                                                 Stockholder        Paid-in-
                                    Shares          Amount           Loan           Capital            Deficit            Total
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balances December 31, 1999          42,440,032    $   4,244,004    $    (456,016)   $ 327,609,840    $(311,063,536)   $  20,334,292
                                 =============    =============    =============    =============    =============    =============
Minority interest adjustment              --               --               --          5,864,999             --          5,864,999
Issuance of shares in
   connection with public
   offering                          4,600,000          460,000             --        128,909,468             --        129,369,468
Issuance of shares for services        947,000           94,700             --          7,617,788             --          7,712,488
Issuance of shares in
   connection with exercise of
   stock options & warrants          3,292,089          329,209             --         20,783,812             --         21,113,021
Adjustment to deferred stock
   compensation                           --               --               --       (186,673,365)            --       (186,673,365)
Issuance of common stock for
   401(k) plan                           7,509              751             --            153,809             --            154,560
Issuance of stockholder loans             --               --           (187,590)            --               --           (187,590)
Retirement of common stock             (58,476)          (5,848)            --           (307,636)      (2,712,654)      (3,026,138)
Net income                                --               --               --               --        152,092,633      152,092,633
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2000        51,228,154    $   5,122,816    $    (643,606)   $ 303,958,715    $ (161,683,557) $  146,754,368
                                 =============    =============    =============    =============    =============    =============
Issuance of shares in                1,281,164          128,116             --             15,509             --            143,625
   connection with exercise of
   stock options & warrants
Adjustment to deferred stock
   compensation                           --               --               --        (12,148,504)            --        (12,148,504)
Issuance of common stock for
   401(k) plan                          92,960            9,296             --            237,979             --            247,275
Issuance of shares in
   connection with acquisition       4,007,889          400,789             --         27,074,301             --         27,475,090
Rescission and repayment of
   stockholder loans                      --               --            304,571             --               --            304,571
Retirement of common stock            (728,229)         (72,823)            --         (1,641,300)            --         (1,714,123)
Net loss                                  --               --               --               --       (101,389,809)    (101,389,809)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2001        55,881,938    $   5,588,194    $    (339,035)   $ 317,496,700    $(263,073,366)   $  59,672,493
                                 =============    =============    =============    =============    =============    =============
Issuance of shares in                   27,995            2,800             --              3,919             --              6,719
   connection with exercise of
   stock options & warrants
Adjustment to deferred stock
   compensation                           --               --               --         (6,002,831)            --         (6,002,831)
Issuance of common stock for
   401(k) plan                          67,141            6,714             --             82,442             --             89,156
Rescission and repayment of
   stockholder loans                      --               --            256,036             --               --            256,036
Retirement of common stock             (99,529)          (9,953)            --           (187,786)            --           (197,739)
Net loss                                  --               --               --               --        (43,586,567)     (43,586,567)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2002        55,877,545    $   5,587,755    $     (82,999)   $ 311,392,444    $(306,659,933)   $  10,237,267
                                 =============    =============    =============    =============    =============    =============


                 See notes to consolidated financial statements

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended December 31,
                                                       -----------------------------------------------
                                                          2002               2001               2000
                                                       -------------    -------------    -------------
Cash flows from operating activities:
Net (loss)/income:                                     $ (43,586,567)   $(101,389,809)   $ 152,092,633

Adjustments to reconcile net (loss)/income
  to net cash used in operations:
Cumulative effect of adopting SFAS No. 133                      --         58,732,197             --
Change in fair value of warrant                           13,599,674        1,028,623             --
Depreciation and amortization                              5,203,094        9,433,626        3,907,631
Stock-based compensation                                  (6,002,831)     (12,148,504)    (186,673,365)
Deferred compensation-- other                                   --             75,000          306,000
Amortization of deferred revenue                          (3,619,812)      (3,619,812)      (1,809,907)
Write-down of capitalized software development costs         282,000             --               --
Write-down of investment                                   1,650,000        1,000,000          750,000
Common stock issued in lieu of cash payment                   89,156        1,767,275        4,560,000
Non-cash portion of restructuring charge                        --         10,601,674             --
Write-down of goodwill                                    12,000,000       11,247,725             --
Minority interest                                         (2,848,712)      (3,206,482)      (1,743,357)
Changes in operating assets and liabilities:
Accounts receivable                                         (628,061)         968,978          286,788
Other assets                                               1,124,336       (2,168,111)      (2,798,883)
Accounts payable and accrued expenses                     (4,511,909)      (2,739,242)       5,745,693
Deferred revenue                                            (188,490)          35,674         (485,032)
                                                       -------------    -------------    -------------
         Net cash used in operating activities           (27,438,122)     (30,381,188)     (25,861,799)
                                                       -------------    -------------    -------------
Cash flows from investing activities:
Investment in short-term investments                     (15,045,551)      (8,951,695)            --
Investments in patents                                    (1,093,996)      (1,005,380)        (500,726)
Purchases of property and equipment                         (953,506)      (8,005,909)     (10,938,456)
 Investment in software development costs                   (708,750)      (2,776,001)      (1,954,979)
Strategic investments                                        (35,921)      (5,266,239)      (3,750,000)
                                                       -------------    -------------    -------------

         Net cash used in investing activities           (17,837,724)     (26,005,224)     (17,144,161)
                                                       -------------    -------------    -------------
Cash flows from financing activities:
(Receipt) payment of letters of credit                          --          2,680,455       (3,165,368)
Retirement of debt--net                                         --               --         (4,567,095)
Net proceeds from subsidiary equity transactions                --               --         13,049,895
Net proceeds from equity financing                             6,719          143,625      150,763,399
Repayment of stockholders loan                                47,031          109,998             --
                                                       -------------    -------------    -------------

         Net cash provided by financing activities            53,750        2,934,078      156,080,831
                                                       -------------    -------------    -------------

Net (decrease) increase in cash and cash equivalents     (45,222,096)     (53,452,334)     113,074,871
Cash and cash equivalents, beginning of period            69,035,707      122,488,041        9,413,170
                                                       -------------    -------------    -------------

Cash and cash equivalents, end of period               $  23,813,611    $  69,035,707    $ 122,488,041
                                                       =============    =============    =============

Supplemental Disclosure to the Consolidated
Statements of Cash Flows For the Year Ended
December 31, 2002

Retirement of common stock                               $197,739

                 See notes to consolidated financial statements

                           ACTV, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements for the
                  Years Ended December 31, 2002, 2001, and 2000

1. Nature of Operations

ACTV, Inc. and subsidiaries ("ACTV" or the "Company") is a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we call Digital TV and Enhanced Media.

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

2. Organization and Significant Accounting Policies

Principles of Consolidation--Our consolidated financial statements include the balances of its operating subsidiaries that are more than 50% owned and controlled along with Digital ADCO, which is a 45.9% subsidiary controlled by us. All significant intercompany transactions and account balances are eliminated.

Property and Equipment--Property and equipment is recorded at cost and depreciated on the straight-line method over its estimated useful lives (generally 3 to 5 years). Depreciation expense for the years ended December 31, 2002, 2001, and 2000 aggregated $3,719,959, $4,309,285, and $2,080,420, respectively.

Patents and Patents Pending--The cost of patents, representing patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 15 years), which is less than the statutory life of each patent. The balances at December 31, 2002 and 2001, are net of accumulated amortization of $2,291,777 and $1,607,268, respectively.

Software Development Costs--We capitalize costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products (3 years). The unamortized balance at December 31, 2002 and 2001 is net of accumulated amortization of $2,991,474 and $2,254,842, respectively. Amortization expense for the years ended December 31, 2002, 2001, and 2000 was $798,627, $794,002, and $810,828, respectively.

Cash Equivalents and Short-Term Investments--We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity.

Revenue Recognition--In businesses where we are delivering specific services and products, revenue is recognized from sales when a product is shipped and when services are performed.

Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs to completion.

We recognize the revenue related to the sale of indefinite software licenses upon delivery, installation and acceptance of the software product, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Where software licenses are granted for a specific period of time, with related content and maintenance contracts, revenue is deferred and then recognized ratably over the life of the license.

ACTV and Liberty Livewire LLC, a unit of Ascent Media Group (formerly Liberty Livewire Corporation), in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Ascent Media Group received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

In connection with granting these licensed rights to Ascent Media Group, we received a warrant to acquire 2,500,000 shares of Ascent Media Group common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services"). We recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. Beginning January 1, 2001, we record changes in fair value in the investment in warrant to the statement of operations, as the result of our adoption of SFAS No. 133. We expect the value of the warrant to fluctuate based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the coming year. The deferred revenue resulting from the Ascent Media Group transaction is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

Deferred revenue results primarily from the Ascent Media Group joint marketing arrangement and from payments received from certain customers in advance of revenue being earned under software licensing, software installation, support and maintenance contracts.

Accounts Receivable--At December 31, 2002, three customers represented the following percentages of the accounts receivable balance: 20%, 13%, and 11% of our accounts receivable balance. At December 31, 2001, one customer represented 33% of our accounts receivable balance. The allowance for uncollectable accounts totaled $205,810 and $185,337 at December 31, 2002 and 2001, respectively.

Minority Interest--We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at December 31, 2002. Co-founders ACTV and Motorola Broadband formed Digital ADCO in November 1999. Digital ADCO develops and markets applications for the delivery of addressable advertising. We account for issuances of subsidiaries' stock as capital transactions. No gain or loss has been recorded in the statements of operations in connection with any sales of subsidiary stock. We have no plans to repurchase the subsidiary shares in the near term, as the we believe these to be strategic investments made by the counterparties in the transactions.

Financial Instruments-- Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS No. 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS No. 133 affected accounting for the 2.5 million restricted warrant issued by Ascent Media Group and held by us. Prior to the adoption of SFAS No. 133, we carried the warrant at cost. With the adoption of SFAS No. 133, we now record the warrants at fair value. The adoption of SFAS No. 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. Beginning in the first quarter of 2001, we have recorded subsequent changes in the fair value of the warrants in our statements of operations, which resulted in a charge of $13.6 million and $1.0 million for the years ended December 31, 2002 and 2001, respectively.

There may be periods with significant non-cash increases or decreases to our operating results related to the changes in the fair value of the Ascent Media Group investment. The carrying value of our derivative instrument approximates fair value. We determine the fair value of the Ascent Media Group warrant by reference to underlying market values of Ascent Media Group's common stock as reported by Nasdaq, and on estimates using the Black-Scholes pricing model.

Earnings Per Share--Basic income (loss) per common share equals net income
(loss) divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share gives effect to the potential dilution of outstanding stock options for the year ended December 31, 2000. We did not consider the effect of stock options or convertible preferred stock upon the calculation of the loss per common share for the years ended December 31, 2002 and 2001, respectively, as it would be anti-dilutive.

Impairment of Long-Lived Assets--Our long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. We also reevaluate the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. We evaluate the carrying value of the long-lived assets in relation to the future undiscounted future cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the carrying value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset. We determined that, as of December 31, 2002 and 2001, there had been no impairment in the carrying value of the long-lived assets.

Goodwill--In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other identifiable intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 beginning on January 1, 2002, at which time we completed the transitional goodwill impairment test as required. SFAS No. 142, requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount. We had no impairment as of January 1, 2002. During 2002, our Intellocity reporting unit fell significantly short of the revenue and profitability goals management established for it at the beginning of 2002. As a result of our review of the realizability of the goodwill attributed to Intellocity, based on the significant revisions to its future revenues and profitability, we recorded an impairment charge to goodwill of $11.5 million during the third quarter of 2002, adjusting the asset value of such goodwill from $12.0 million to $0.5 million. We continued our review for possible additional impairment in the fourth quarter ended December 31, 2002 due to a continued reduction in forecasted revenues, and recorded an impairment charge for the remaining amount. We will continue to perform future impairment tests as required by SFAS No. 142. There can be no assurance that future impairment tests will not result in an additional charge to earnings.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

Upon adopting SFAS No. 142, we no longer amortized goodwill. Amortization of goodwill totaled $3.6 and $0.4 million in 2001 and 2000, respectively.

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

Stock-Based Compensation--We elected to account for the cost of our employee stock options and other forms of employee stock-based compensation plans utilizing the intrinsic value method prescribed in APB Opinion 25 as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" APB Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APB Opinion 25 if certain pro forma disclosures are made.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                2002               2001               2000
                                         ---------------    ---------------    ---------------
Net (loss)/income
As reported                              $   (43,586,567)   $  (101,389,809)   $   152,092,633
Deduct:   Total stock-based employee
          compensation expense
          determined under fair value-
          based method for all awards,
          net of related tax effects     $    (1,100,136)   $    (2,557,199)   $   (22,666,148)
Pro forma                                $   (44,686,703)   $  (103,947,008)   $   129,426,485

Basic
Net (loss)/income per share
As reported
Before extraordinary item                $         (0.78)   $         (0.77)   $          3.10
Extraordinary item                                  --                 --                (0.03)
Cumulative effect of accounting change              --                (1.07)              --
                                         ---------------    ---------------    ---------------

Basic net (loss)/income per share        $         (0.78)   $         (1.84)   $          3.07
                                         ===============    ===============    ===============

Pro forma
Before extraordinary item                $         (0.80)   $         (0.82)   $          2.63
Extraordinary item                                  --                 --                (0.03)
Cumulative effect of accounting change              --                (1.07)              --
                                         ---------------    ---------------    ---------------

Pro Forma Basic net
  (loss)/income per share                $         (0.80)   $         (1.89)   $          2.60
                                         ===============    ===============    ===============

Diluted
Net (loss)/income per share
As reported
Before extraordinary item                $         (0.78)   $         (0.77)   $          2.53
Extraordinary item                                  --                 --                (0.02)
Cumulative effect of accounting change              --                (1.07)              --
                                         ---------------    ---------------    ---------------

Pro forma Diluted net
  (loss)/income per share                $         (0.78)   $         (1.84)   $          2.51
                                         ===============    ===============    ===============

Pro forma
Before extraordinary item                $         (0.80)   $         (0.82)   $          2.16
Extraordinary item                                  --                 --                (0.02)
Cumulative effect of accounting change              --                (1.07)              --
                                         ---------------    ---------------    ---------------

Pro forma Diluted net
  (loss)/income per share                $         (0.80)   $         (1.89)   $          2.14
                                         ===============    ===============    ===============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                  Years Ended December 31,
                                       -------------------------------------------------------
Description                                 2002                2001                2000
-----------                            ---------------     ---------------     ---------------

Dividend yield                                    --                  --                  --
Expected volatility                                107%               128%                 122%
Risk-free interest rate                           4.75%                 5%                   6%
Expected lives                                    3.49               7.14                 3.79

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

Reclassifications--Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

Recent Accounting Pronouncements-- As of August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The objective of SFAS No. 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. We do not believe that that the adoption of SFAS No. 143 will impact our financial condition, cash flows and results of operations. We plan to adopt SFAS No. 143 during the first quarter of 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We adopted SFAS No. 144 during the first quarter of 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, "Employer's Accounting for Post-employment Benefits", and asset impairments governed by SFAS No. 144. We do not believe that the adoption of this Statement will have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the recognition, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. This interpretation did not have a significant impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. We are currently evaluating the effects this EITF may have on our consolidated financial position and operating results.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. SFAS No. 148 shall be effective for the financial statements for fiscal years ending after December 15, 2002 for companies that volunteer in changing to the fair value method of accounting for stock options and like awards. The interim disclosure requirements of SFAS No. 148 for financial reports containing condensed financial statements become effective beginning after December 15, 2002. We have adopted the disclosure provisions of this Statement for the year ended December 31, 2002. As such, this Statement did not have an impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not anticipate that this interpretation will have a significant impact on our consolidated financial position and results of operations.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)


3. Intangible Assets and Goodwill

Goodwill totaled $0.9 million at December 31, 2002 and $12.9 million at December 31, 2001, of which $0 and $12.0 million, respectively, related to our acquisition of Intellocity.

Accounting for goodwill in accordance with SFAS No. 142, requires that the goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the value of a reporting unit below its carrying amount.

During 2002, our Intellocity unit fell significantly short of the revenue and profitability goals that management established for the unit at the beginning of 2002. As a result, we substantially scaled back Intellocity's revenue forecasts for fiscal 2003 and subsequent periods. We believe this shortfall is principally due to Intellocity's existing and prospective clients who have reduced expenditures for enhanced and interactive TV initiatives.

Consequently, we conducted a review of the realizability of the goodwill value attributed to Intellocity. As a result of this review, we recorded an impairment charge to goodwill of $11.5 million during the third quarter of 2002, adjusting the asset value of such goodwill from $12.0 million to $0.5 million. We continued our review for possible additional impairment in the fourth quarter ended December 31, 2002 due to a continued reduction in forecasted revenues, and recorded an impairment charge for the remaining amount.

Our other intangible assets consist of patents, which as of December 31, 2002 and December 31, 2001 were as follows:

                                             December 31,
                                         2002            2001
                                    ------------    ------------

Patents, cost                       $ 11,127,153    $ 10,033,157
Accumulated amortization              (2,291,777)     (1,607,268)
                                    ------------    ------------

Net intangible asset                $  8,835,376    $  8,425,889
                                    ============    ============


Amortization expense related to patents totaled $684,509 and $626,019 during the years ended December 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for the identifiable intangible assets remaining as of December 31, 2002 is as follows:

          2003                                   $    736,829
          2004                                        736,829
          2005                                        736,829
          2006                                        736,829
          2007                                        736,829
          Thereafter                                5,151,231
                                                   ----------
          Total                                    $8,835,376
                                                   ==========


4. Merger and Acquisition Activity

Acquisition

On March 7, 2001, we acquired all of the assets and business of Intellocity, Inc., ("Intellocity") a technology and engineering solutions provider focusing on the interactive television market. We acquired Intellocity for 4,007,890 shares of our common stock, aggregating $23.2 million, and issued options to purchase 762,665 shares of our common stock valued at $4.3 million, for an aggregate purchase price of $27.5 million. We were obligated to make an additional payment of up to 1.5 million shares and options contingent upon Intellocity's achieving certain performance targets for the year ended December 31, 2001. Intellocity did not meet those targets. Intellocity shareholders are subject to provisions restricting the sale of the ACTV stock; these restrictions range over 4 years. The acquisition was accounted for under the purchase method of accounting in the first quarter of 2001.

The fair value of assets acquired and liabilities assumed in the acquisition of Intellocity amounted to approximately $1.5 million. Goodwill, representing the excess cost over the fair value of net assets acquired, was calculated to be $26.4 million and was being amortized over 7 years. However, since the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize the goodwill resulting from this transaction. As a result of our year-end review of the realizability of long-lived assets attributed to Intellocity, we recorded an impairment charge to goodwill of $11.2 million during the fourth quarter of 2001, adjusting the asset value of such goodwill from $23.2 million to $12.0 million. In the third quarter of 2002 we review the realizability of this goodwill, recording an impairment charge of $11.5 million. We continued our review for possible impairment in the fourth quarter ended December 31, 2002, and recorded an impairment charge for the remaining amount. The results of Intellocity's operations are included in our consolidated results from the date of acquisition.

On August 17, 2000, we acquired all of the outstanding capital stock of Bottle Rocket, Inc., a business engaged in the creation and marketing of online, games-based entertainment. We acquired Bottle Rocket in exchange for 272,035 shares of our common stock. The acquisition of Bottle Rocket has been accounted for under the pooling of interests method of accounting prior to the release of SFAS No. 141, "Business Combinations", and, accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Bottle Rocket.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

The following table represents the results of operations on a pro forma basis, as if the acquisition of Bottle Rocket and Intellocity had been completed on January 1, 2000. These pro forma results include estimates and assumptions that management believes are reasonable.

                                                       For the Year Ended December 31,
                                                    ----------------------------------
                                                           2001               2000
                                                    ---------------    ---------------

Revenues                                            $    15,350,452    $    16,340,236

(Loss) Income before Minority Interest,
Extraordinary Item, and Cumulative effect
of accounting change                                    (46,711,798)       148,642,434

(Loss) Income before Extraordinary Item
and Cumulative effect of accounting change              (43,505,316)       150,385,791

Net (Loss) Income                                   $  (102,237,513)  $    148,974,652

Basic
(Loss)/income per share before extraordinary
item and cumulative effect of accounting change     $         (0.78)   $          3.04
Extraordinary item                                             --                (0.03)
Cumulative effect of accounting change                        (1.05)              --
                                                    ---------------    ---------------

Basic (loss)/income per share                       $         (1.83)   $          3.01
                                                    ===============    ===============

Diluted
(Loss)/income per share before extraordinary
item and cumulative effect of accounting change     $         (0.78)   $          2.48
Extraordinary item                                             --                (0.03)
Cumulative effect of accounting change                        (1.05)              --
                                                    ---------------    ---------------

Diluted (loss)/income per share                     $         (1.83)   $          2.45
                                                    ===============    ===============


5. Property and Equipment

Property and equipment-net at December 31, 2002 and 2001 consisted of the following (at cost):


                                                       2002            2001
                                                 ------------    ------------

Machinery and equipment                          $ 12,719,111    $ 11,981,141
Office furniture and fixtures                       1,163,182       1,023,691
Leasehold improvements                                944,678         868,633
                                                 ------------    ------------

                                                   14,826,971      13,873,465

Less accumulated depreciation
  and amortization                                (11,248,795)     (7,528,834)
                                                 ------------    ------------


                                                 $  3,578,176    $  6,344,631
                                                 ============    ============
6. Financing Activities

Common Stock Financing

During the years ended December 31, 2002, 2001 and 2000, we raised approximately $0, $0 and $129.4 million, respectively, from sales of common stock to outside investors and $0, $0.1 and $21.3 million, respectively, from the exercise of stock options and warrants.

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

On March 27, 2000 Liberty Digital, Inc. invested an additional $20 million in the ACTV, increasing its investment to 16% by exercising a warrant granted in March 1999.

In the past we had advanced cash to our employees for the funding of the employee's exercising of their stock options once the options have been vested for such employee. As of December 31, 2002 and 2001, we had outstanding receivables due from our employees related to such advances of $82,999 and $339,035, respectively.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

Debt Financing

In January 1998, we issued $5.0 million aggregate principal amount of notes. The notes had an interest rate of 13.0% per annum, payable semi-annually, with principal repayment in one installment on June 30, 2003. We had the option to pay any four semi-annual interest payments in kind rather than in cash, with an increase in the rate applicable to such payments in-kind to 13.75% per annum. We chose to make the first two semi-annual interest payments (June 30, 1998 and December 31, 1998) in-kind. In connection with the note, the holders received on January 14, 1998 a common stock purchase warrant ("Warrant") of a subsidiary of ours granted the holders either the right to purchase up to 17.5% of the fully-diluted shares of common stock of that subsidiary or, through July 14, 1999, to exchange the Warrant for such number of shares of our common stock, at the time of and giving effect to such exchange, that were equal to 5.5% of the fully diluted number of shares of common stock outstanding.

For accounting purposes, we allocated approximately $1.4 million to the value of the Warrant, based on the market value of our common stock into which the Warrant was convertible at issuance. The Warrant was included outside of Consolidated Stockholders' Equity due to its cash put feature and the notes were recorded at a value of proceeds received less the value attributed to the Warrant. The difference between the recorded value of the notes and their principal value was being amortized as additional interest expense over the life of the notes. The Warrant was exchanged and exercised for our common stock during the first quarter of 1999.

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

ACTV Entertainment, Inc. ("Entertainment") and HyperTV Networks, Inc. ("HyperTV") are subsidiaries of ACTV, Inc. In part as an anti-takeover defense, in 1997 and 1998 Entertainment and HyperTV granted stock options for their respective Class B common shares to a limited number of their officers and employees, which Class B stock options--as amended in December, 1999--were to become exercisable only upon a "change of control" of ACTV, Inc., as the term "change of control" was defined in those options. Effective October 2, 2000, all of those Class B stock options were terminated, with the result that there are no options outstanding at this date with respect to any of the Class B shares of either Entertainment or HyperTV.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

7. Stock Options and Warrants

At December 31, 2002, we had reserved shares of Common Stock for issuance as follows:

                                                                            Granted
                                                                            (net of
                                                        Authorized     cancellations)     Exercised        Outstanding
                                                       ------------    --------------     ---------        -----------
1989 Non-Qualified Stock Option Plan                       100,000           82,000           (82,000)               0
1996 Qualified Stock Option Plan                           500,000          432,879          (377,879)          55,000
1998 Qualified Stock Option Plan                           900,000          625,331          (190,995)         434,336
1999 Qualified Stock Option Plan                         1,500,000        1,057,877          (182,047)         875,830
2000 Qualified Stock Option Plan                         4,000,000        1,961,857           (30,107)       1,931,750
Options and warrants granted outside of
formal plans                                                             17,913,947       (11,140,936)       6,773,011
                                                                         ----------       ------------       ---------

Total                                                                    22,073,891       (12,003,964)      10,069,927
                                                                         ----------       ------------      ----------

During the years 2001, 2000, 1999, 1998, 1996 and 1989 the Board of Directors approved stock option plans providing for stock option grants to employees and others who provide significant services to us.

At December 31, 2002, we also had outstanding options and warrants not issued pursuant to a formal plan that were issued to directors, certain employees, and consultants and pursuant to financing transactions for the purchase of common stock. The prices of these options and warrants range from $0.24 to $90.19 per share; they have expiration dates in the years 2003 through 2010. The options and warrants granted are not part of the stock option plans discussed above.

As a result of certain cashless exercise features, outstanding options totaling
6.9 million at December 31, 2001, were subject to variable option accounting treatment. A reduction in deferred stock-based compensation expense of $6.0 million, $12.1 million and $186.7 million related to these variable options was recorded in the years ended December 31, 2002, 2001 and 2000, respectively. Deferred stock-based compensation expense of $208.3 million related to these options was recorded for the year ended December 31, 1999. We recorded stock-based compensation expense in relation to increases in the market price of our common stock above the exercise price of certain employee options, which were subject to variable option accounting treatment. To the extent that we had a stock-based compensation expense liability at the beginning of a given reporting period, we recognized a reduction in expense related to the unexercised vested variable options for that period based on a reduction of the market price for our common stock at the end of the period.

In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment in our financial statements.

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with our restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate.

The newly granted options are subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period. Our December 31, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at December 31, 2002 was less than the option exercise price of $2.00 per share.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

A summary of the status of our stock options as of December 31, 2002, 2001 and 2000 is as follows:

                                                             2002                 2001                   2000
                                                             Wtd.                 Wtd.                   Wtd.
                                                             Avg.                 Avg.                   Avg.
                                                  2002      Exer.        2001     Exer.        2000      Exer.
                                                Shares      Price      Shares     Price      Shares      Price
                                           ------------------------------------------------------------------
Outstanding at beginning of period           12,041,528              18,696,202           16,736,838
Options and warrants granted                    862,167      $1.94    2,385,837    $1.72   4,698,976     $ 8.87
Options and warrants exercised                 (25,633)      $0.24    (916,942)    $1.79 (2,622,196)     $ 6.74
Options and warrants
forfeited/expired                           (2,808,135)      $7.38  (8,123,569)   $10.85   (117,416)     $11.75
                                            -----------      -----  -----------    -----   ---------     ------

Outstanding at end of period                 10,069,927      $2.77   12,041,528    $4.02  18,696,202     $ 7.66
                                            -----------      -----  -----------    -----   ---------     ------

Options and warrants exercisable at
end of period                                 8,614,209      $2.32    6,604,838    $2.54  10,061,021     $ 8.28
                                            ===========      =====  ===========    =====  ==========     ======

The following table summarizes information about stock options outstanding at December 31, 2002:

                                       Weighted
                                        Number            Average            Weighted                              Weighted
                                      Outstanding        Remaining           Average              Number           Average
                                          at            Contractual          Exercise         Exercisable at       Exercise
Range of Exercise Prices              12/31/2002           Life               Price            12/31/2002           Price
--------------------------            ----------        -----------          ---------        --------------      ----------
$0.00 to 4.00                           8,305,240          3.1 Years           $1.59              7,715,576          $1.57
$4.01 to 8.00                           1,112,252          2.3 Years           $6.71                386,508          $6.20
$8.01 to 12.00                            375,834          1.6 Years           $9.23                365,834          $9.23
$12.01 to 16.00                           276,000          2.3 Years          $13.63                145,690         $13.79
$16.01 to 100.00                              601          0.7 Years          $81.85                    601         $81.85
                                              ---          ---------          ------                    ---         ------

Total Number Outstanding               10,069,927          2.9 Years           $2.77              8,614,209          $2.32
                                       ----------          ---------          ------              ---------          -----


The weighted average exercise price of options granted during 2002, 2001 and 2000 was $1.94, $1.72, and $8.87 per share, respectively, excluding the value of options granted and terminated within the year. In the case of each issuance, options were issued at an exercise price that was higher than the fair market value of our common stock on the date of grant.

8. Stock Appreciation Rights Plans

As of December 31, 1998, we had granted 896,000 outstanding Stock Appreciation Rights ("SARs") (with an exercise price of $1.50 per share). The SARs expired between 2001 and 2006. In May 1999, three directors agreed to retroactively exercise their vested SARs for unregistered shares of common stock, based upon the closing market price of $3 15/16 on January 4, 1999. As a result, the SARs expense for the first quarter of 1999 was approximately $3.2 million less than it would have been otherwise. In September 1999, all remaining SARs were converted into options that became part of our 1999 Option Plan. In 1999, this conversion resulted in expense of $1.3 million with an additional charge of $381,000 to future periods when the corresponding options vest. In September 1999, we exchanged all of the outstanding SARs for stock options with the same exercise prices and vesting dates and cancelled the SAR plans.

In September 1999, all remaining SARs were converted into options under our 1999 option plan. Deferred expenses were recorded related to SARs that had not yet vested. In May 2001 and May 2000, we recognized $75,000 and $306,000, respectively, of those deferred expenses as period costs.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

9. Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Deferred income taxes reflect the net tax effects at an effective tax rate of 40% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising our net deferred tax asset as of December 31, 2000, 2001, and 2002 are as follows (amounts in 000's):

                                                              2000         2001         2002
                                                            --------    ---------    ---------
Deferred tax assets:
       Operating loss carryforwards                         $ 40,684    $  64,199    $  72,709
       Differences between book and tax basis of property        635        2,409        2,078
       Capital Loss                                             None          300          300
       Warrant                                                  None       23,180       25,724
       Deferred Compensation                                   5,980        1,121         None
       Reserve on Loss on Investment                            None         None        1,060
       Other                                                    None          142          254
                                                            --------    ---------    ---------
                                                              47,299       91,351      102,125
Deferred tax liabilities:
       Differences between book and tax basis of property       (477)        None         None
                                                            --------    ---------    ---------

Net deferred tax asset before valuation allowance             46,822       91,351      102,125

Valuation Allowance                                          (46,822)     (91,351)    (102,125)
                                                            --------    ---------    ---------

Net deferred tax asset                                      $      0    $       0    $       0
                                                            ========    =========    =========

The increase in the valuation allowance for the year ended December 31, 2001, was approximately $44.5 million and the increase in the valuation allowance for the year ended December 31, 2002, was approximately $10.8 million. As it is more likely than not that the net deferred tax asset will not be realized, there was no provision or benefit for federal income taxes as a result of the net operating loss in the current year.

At December 31, 2001 and 2002, we had Federal net operating loss carryovers of approximately $160.5 and $181.8 million, respectively. These carryovers will expire between the years 2003 and 2023. Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. In the event of an ownership change, we would not be able to use the pre-ownership change net operating losses in excess of the limitation imposed by
Section 382. This limitation generally would be calculated by multiplying the value of the Company's stock immediately before the ownership change by the long-term federal rate.

10.  Retirement Plan

We sponsor a 401(k) savings plan for employees who have completed at least 90 days of service. Although we have no obligation to do so, to date we have matched employee 401(k) deferrals on an annual basis. Vesting of the matching contributions is based on an employee's term of service with us. To date, we have made all matching contributions in the form of our common stock. In 2002, 2001 and 2000, we contributed the common stock equivalent of $89,156, $247,275, and $154,560, respectively.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

11.  Commitments

At December 31, 2002, future aggregate minimum lease commitments under non-cancelable operating leases, were as follows:

Year                                       Commitment
----                                       ----------

2003                                        $909,271
2004                                         791,602
2005                                         557,403
2006                                         427,595
2007                                         427,595
Thereafter                                 3,728,221
                                           ---------

Total                                     $6,841,687
                                          ==========



The leases contain customary escalation clauses, based principally on real estate taxes. Rent expense related to these leases for the years ended December 31, 2002, 2001 and 2000 aggregated $1,110,727, $2,711,375, and $1,240,625, respectively.

In April 2002, ACTV Entertainment, Inc., a wholly-owned subsidiary of ours, signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND has been using our digital video technology to offer digital cable customers Nascar In Car on iN DEMAND. ACTV Entertainment's agreement with iN DEMAND, which covers a total of approximately 90 Nascar races through 2004, obligates ACTV Entertainment to incur certain production costs, which it estimates will average $170,000 per race (See Note 18).

We also have guaranteed commitments under employment contracts with 6 executives which total $2.5 million and will be paid out in future years.


12.  Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and receivables. Concentrations of risk with respect to trade receivables exist because of the relatively few companies or other organizations with which we currently do business. We attempt to limit these risks by closely monitoring the credit of those to whom it is contemplating providing its products, and continuing such credit monitoring activities and other collection activities throughout the payment period. In certain instances, we will further minimize concentrations of credit risks by requiring partial advance payments for the products provided. Our temporary cash investments consist of investments with high quality financial institutions.

Individual customers accounted for more than 10% of our revenues during the years ended 2002, 2001 and 2000. For the year ended December 31, 2002, one individual customer accounted for 11% of sales. For the year ended December 31, 2001, two individual customers accounted for the following percentages of sales:
11% and 16%. For the year ended December 31, 2000, an individual customer accounted for 23% of sales. In addition, the recognition of revenue resulting from the amortization of deferred revenue associated with the joint marketing arrangement with Ascent Media Group accounted for approximately 32% and 26% of our total revenues for the years ended December 31, 2002 and 2001.

Included in accounts receivable at December 31, 2002 were receivables from three customers that accounted for the following percentages of such balance: 11%, 13%, and 20%. Included in accounts receivable at December 31, 2001 were receivables from one customer that accounted for 33% of such balance.

13.  Fair Value of Financial Instruments

We acquired a warrant to purchase common shares of Ascent Media Group as described in Note 2. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of their short maturity.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

14. Segment Reporting

We have two principal business segments, Digital Television and Enhanced Media. The Digital Television segment provides technologies, applications and technical services for interactive television, targeted advertising, and advertising sales management. The Enhanced Media segment, which develops, markets and licenses technologies, applications and services for the convergence of the Internet with television and other video programming.

Information concerning our business segments in 2002, 2001, and 2000 is as follows:

                                    2002               2001               2000
                                 ------------       -------------       -------------

Revenues
Digital Television               $  2,885,723       $   4,074,434       $          --
Enhanced Media                      8,401,033           9,614,181           8,016,453
                                 ------------       -------------       -------------

Total                            $ 11,286,756       $  13,688,615       $   8,016,453
                                 ------------       -------------       -------------

Depreciation & Amortization
Digital Television               $  3,121,686       $   2,870,503       $   1,675,434
Enhanced Media                      1,218,582           1,631,521           1,183,473
Unallocated Corporate                 862,826           4,931,602           1,048,724
                                 ------------       -------------       -------------

Total                            $  5,203,094       $   9,433,626       $   3,907,631
                                 ------------       -------------       -------------

Interest Income (Expense)
Digital Television               $     36,598       $     246,454       $     (29,229)
Enhanced Media                         40,013              10,875               4,709
Unallocated Corporate               1,200,712           3,923,594           7,466,830
                                 ------------       -------------       -------------

Total                            $  1,277,323       $   4,180,923       $   7,442,310
                                 ------------       -------------       -------------

Net (Loss)/Income
Digital Television               $(13,485,878)      $  (8,060,807)      $  (8,864,572)
Enhanced Media                    (12,918,405)        (67,259,636)        (14,146,874)
Unallocated Corporate             (17,182,284)        (26,069,366)        175,104,079
                                 ------------       -------------       -------------

Total                            $(43,586,567)      $(101,389,809)      $ 152,092,633
                                 ------------       -------------       -------------

Capital Expenditures
Digital Television               $    802,378       $   1,815,830       $   2,722,138
Enhanced Media                          1,847              96,430           2,249,498
Unallocated Corporate                 149,281           6,093,649           5,966,820
                                 ------------       -------------       -------------

Total                            $    953,506       $   8,005,909       $  10,938,456
                                 ------------       -------------       -------------

Total Assets
Digital Television               $  7,859,158       $  12,022,462       $  17,010,470
Enhanced Media                      6,642,736          24,471,782          83,127,887
Unallocated Corporate              64,273,278         103,093,077         135,370,223
                                 ------------       -------------       -------------

Total                            $ 78,775,172       $ 139,587,321       $ 235,508,580
                                 ------------       -------------       -------------


                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

15.  Investments

In 2000, we entered into various strategic equity investments in privately held companies that operate in our industry. We do not exercise effective control or significant influence over operations for any of these strategic equity investments. At December 31, 2000, the investments were stated at cost, aggregating $3.3 million. During 2000, we wrote-off an investment for $750,000; the charge was recorded in other expenses. During 2001, we increased our gross investment assets by $5.3 million and recorded a write-down, reflected in other expenses, of $1.0 million related to certain of our strategic investments that we deemed to be other than temporarily impaired. During 2002, we recorded a further write-down of these investments of $1.7 million. We based our impairment assessment on the financial results and/or values in the latest rounds of financing of such investments. The balance of our total strategic cost investments is $5.8 million at December 31, 2002.

16.  Executive Incentive Compensation

For the years ended December 31, 2001 and 2000, we incurred executive incentive compensation expense of $2.3 million and $6.9 million, respectively. This expense, which related to stock incentive compensation awarded in the 2000 fiscal year but paid in a series of quarterly installments, which were subject to forfeiture under certain conditions. The contractual provision that gave rise to this bonus, which was based on changes in the market value of ACTV's common stock and paid in unregistered securities, was cancelled during the second quarter of 2001.

17.  Corporate Restructuring

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

         o employee severance expenses of $2.3 million (charge of $2.3 million)

         o a reversal of straight-line rent accrual of $1.0 million (reduction of charge by $1.0 million)

At December 31, 2001, we had $0.8 million remaining in accrued restructuring charges relating to severance which were paid during the first two quarters of 2002. We had no restructuring charges in the year ended December 31, 2002.

18.  Agreement with iN DEMAND

In April 2002, ACTV Entertainment, Inc., a wholly-owned subsidiary of ours, signed a multi-year agreement with iN DEMAND, pursuant to which iN DEMAND has been using our digital video technology to offer digital cable customers Nascar In Car on iN DEMAND. Nascar In Car is a multi-channel television package that uses a mix of digital compression technology, real-time telemetry data and superior graphics to give subscribers an enhanced, interactive viewing experience. iN DEMAND is distributing the package on a pay-per-view basis through certain digital cable systems in the United States. ACTV Entertainment's agreement with iN DEMAND, which covers a total of approximately 90 Nascar races through 2004, obligates ACTV Entertainment to incur certain production costs, which it estimates will average $170,000 per race. In turn, ACTV Entertainment receives a percentage of gross receipts from the sale of pay-per-view subscriptions. Our revenues to date from Nascar In-Car subscription sales have been negligible.

19. Agreement with Liberty Media Corporation Regarding Possible Acquisition of ACTV, Inc.

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

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

20.  Supplemental Disclosure of Cash Flow Information

We recorded a reduction in non-cash stock-based compensation expense in the amount of $6,002,831 for the year ended December 31, 2002. We recorded a reduction of non-cash, stock-based compensation expense in connection with vested variable options of $12,148,504 for the year ended December 31, 2001. In the first quarter of 2002, we rescinded the applicable option exercise provisions for certain options that resulted in the variable option accounting treatment for such options in our financial statements.

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with our restructuring efforts in the second half of 2001. However, the executive officers whose salary compensation was reduced were not eligible to participate.

The newly granted options will be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we will recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period. Our December 31, 2002 consolidated financial statements reflect no expense related to the 1,046,667 variable options, since the closing market price of our common stock at December 31, 2002 was less than the option exercise price of $2.00 per share.

For the years ended December 31, 2002 and 2001 we recorded a non-cash deferred expense of $0 and $1.5 million, respectively, for stock-based compensation related to executive incentive compensation (See Note 16).

During both the years ended December 31, 2002 and 2001, we recorded revenue of $3,619,812, respectively, from amortization of the deferred revenue recognized in connection with the investment in warrants of Ascent Media Group (See Note
2).

We made no cash payments of interest or income taxes during the years ended December 31, 2002 or 2001. During the year ended December 31, 2000, we made cash interest payments of $204,976, primarily related to the $5.0 million original fair value note, and no cash payments of income tax.

21.  Digital ADCO

We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at December 31, 2002. Digital ADCO was formed in November 1999 and co-founded by ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. Under the terms of our agreement with Motorola Broadband, we licensed five of our patents to Digital ADCO, and Motorola Broadband licensed six of its patents and made a capital commitment to Digital ADCO. In August 2000, Digital ADCO, Inc. received a direct minority investment by OpenTV Corp. OpenTV also contributed patents on a non-exclusive basis to Digital ADCO. Concurrently, Digital ADCO, Inc. and OpenTV together created a new subsidiary, named SpotOn International Ltd, to license and exploit Digital ADCO's technology outside the U.S., Canada and Mexico. Digital ADCO, Inc.'s issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share and Class B common stock, having 25 votes per share. All of Digital ADCO's issued and outstanding shares are presently held by three investors. OpenTV currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband, the co-founders of Digital ADCO, own the issued and outstanding Class B common shares. ACTV, Inc. currently exercises voting control of Digital ADCO. We consolidate the results of our Digital ADCO subsidiary, despite our ownership position of 45.9%, due to our exercise of voting control with respect to such subsidiary.

For the periods ended December 31, 2002, 2001 and 2000, we allocated losses in the amount of $3,164,687, $2,890,505, and $1,622,957, respectively, from Digital ADCO and SpotOn International, Ltd. to Motorola Broadband and OpenTV.

                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

22.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly financial information; all adjustments necessary for a fair presentation of each period were included.


                                               First         Second         Third         Fourth
Year Ended December 31, 2002                  Quarter        Quarter       Quarter       Quarter
----------------------------                  -------       --------       --------       -------
                                                (Dollars in Thousands Except Per Share Data)

Revenues                                      $ 3,186       $  3,234       $  2,835       $ 2,032

Operating income/(loss)                         1,833         (6,719)       (18,944)       (8,633)

Net income/(loss)                             $   451       $(12,209)      $(23,336)      $(8,493)

Net (loss)/income per share

Basic net income/(loss) income per share
                                              $  0.01       $  (0.22)      $  (0.42)      $ (0.15)
                                              =======       ========       ========       =======

Diluted net income/(loss)                     $  0.01       $  (0.22)      $  (0.42)      $ (0.15)
                                              =======       ========       ========       =======




                                                              First           Second           Third           Fourth
Year Ended December 31, 2001                                 Quarter         Quarter          Quarter          Quarter
----------------------------                               ----------       ----------       ----------       ----------
                                                                  (Dollars in Thousands Except Per Share Data)
Revenues                                                   $    3,273       $    4,226       $    3,259       $    2,929
Operating loss                                                (13,956)          (6,818)          (6,055)         (21,187)
(Loss)/income before cumulative effect of
accounting change                                             (20,377)           8,128           (9,610)         (20,799)
Cumulative transition effect of adopting SFAS No. 133         (58,732)            --               --               --
                                                           ----------       ----------       ----------       ----------

Net (loss)/income                                          $  (79,109)      $    8,128       $   (9,610)      $  (20,799)
                                                           ----------       ----------       ----------       ----------

Net (loss)/income per share
Basic
(Loss)/income before cumulative effect of
accounting change                                          $    (0.39)      $     0.15       $    (0.17)      $    (0.39)
Cumulative transition effect of adopting SFAS No. 133           (1.12)            --               --               --
                                                           ----------       ----------       ----------       ----------

Basic net (loss) income per share                          $    (1.51)      $     0.15       $    (0.17)      $    (0.39)
                                                           ==========       ==========       ==========       ==========

Diluted
(Loss)/income before cumulative effect of
accounting change                                          $    (0.39)      $     0.14       $    (0.17)      $    (0.39)
Cumulative transition effect of adopting SFAS No. 133           (1.12)            --               --               --
                                                           ----------       ----------       ----------       ----------

Diluted net (loss)/income                                  $    (1.51)      $     0.14       $    (0.17)      $    (0.39)
                                                           ==========       ==========       ==========       ==========


                          ACTV, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements for
         the Years Ended December 31, 2002, 2001, and 2000 (Continued)

Earnings per common share are computed independently for each of the quarters presented. Therefore the sum of the quarters may not be equal to the full year earnings or per share amounts.

Results for the first quarter of 2002 included a reduction in stock-based compensation expense in the amount of $6,002,831 in connection with certain vested variable options. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment for such options in our financial statements.

Results for the third quarter of 2002 included a non-cash impairment charge of $11.5 million related to the goodwill associated with the Intellocity acquisition. The third quarter also included $1.7 million in write-downs related to strategic investments that we deemed to be other than temporarily impaired. The fourth quarter included a non-cash impairment charge of $0.5 million for the remaining balance of goodwill associated with the Intellocity acquisition.

Results for the first quarter of 2001 included additional depreciation and amortization expense in the amount of $1.8 million due to the relocation to a new facility and the amortization of goodwill related to the purchase of Intellocity, Inc. The first quarter also included a write-down of an investment in warrant in the amount of $59.6 million which was classified as a cumulative transition effect of adopting SFAS No. 133. Additionally, executive incentive compensation expense was recorded in the amount of $2.3 million.

Results for the third quarter of 2001 included a restructuring charge of $5.6 million. Results for the fourth quarter 2001 included additional restructuring charges of $1.0 million and a loss on write-down of goodwill of $11.2 million.

23.  Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted
(loss)/income per share:

                                                                                  Years ended December 31,
                                                                   ----------------------------------------------------
                                                                         2002             2001             2000
                                                                   ---------------   ---------------    ---------------
Numerator:
(Loss)/income before extraordinary item and cumulative effect
of accounting change                                               $   (43,586,567)  $   (42,657,612)   $   153,503,772
Extraordinary loss on early extinguishment of debt                            --                --           (1,411,139)
Cumulative transition effect of adopting SFAS No. 133                         --         (58,732,197)              --
                                                                   ---------------   ---------------    ---------------

Net (loss)income                                                   $   (43,586,567)  $  (101,389,809)   $   152,092,633

Denominator:
Basic weighted-average shares outstanding                               55,918,744        55,014,772         49,501,885
Weighted-average options outstanding                                          --                --           11,217,763
                                                                   ---------------   ---------------    ---------------

Diluted weighted average shares outstanding                             55,918,744        55,014,772         60,719,648
                                                                   ===============   ===============    ===============

Basic
(Loss)/income per share before extraordinary item and cumulative
effect of accounting change                                        $         (0.78)  $         (0.77)   $          3.10
Extraordinary item                                                            --                --                (0.03)
Cumulative transition effect of adopting SFAS No. 133                         --               (1.07)              --
                                                                   ---------------   ---------------    ---------------

Basic (loss)/income per share                                      $         (0.78)  $         (1.84)   $          3.07
                                                                   ===============   ===============    ===============

Diluted
(Loss)/income per share before extraordinary item and cumulative
effect of accounting change                                        $         (0.78)  $         (0.77)   $          2.53
Extraordinary item                                                            --                --                (0.02)
Cumulative transition effect of adopting SFAS No. 133                         --               (1.07)              --
                                                                   ---------------   ---------------    ---------------

Diluted (loss)/income per share                                    $         (0.78)  $         (1.84)   $          2.51
                                                                   ===============   ===============    ===============

15.(a)2.  Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 is filed as part of this Annual Report.

Schedule II--Valuation and Qualifying Accounts and Reserves

                                     Column B               Column C          Column D       Column E
                                    ----------      -----------------------   --------     -----------
                                    Balance at     Charged to    Charged to                 Balance at
                                    Beginning       Costs and       Other                     End of
Description                         of Period       Expenses      Accounts    Deductions     Period
-----------                         ---------       --------      --------   ----------     -----------

Year ended 12/31/00:
Accounts receivable allowance
for doubtful accounts                 $   --        $ 68,600      $  --      $ 48,600      $ 20,000
Year ended 12/31/01:
Accounts receivable allowance
for doubtful accounts                 $ 20,000      $187,480      $  --      $ 22,143      $185,337
Year ended 12/31/02:
Accounts receivable allowance
for doubtful accounts                 $185,337      $251,521      $  --      $231,048      $205,810


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 28th day of March 2003.

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

   Signature                       Title                             Date
   ---------                       -----                             -----

/s/ David Reese                 Chairman, Chief Executive        March 28, 2003
----------------------------    Officer and Director
David Reese


/s/ Christopher C. Cline        Senior Vice President and        March 28, 2003
----------------------------    Chief Financial Officer
Christopher C. Cline


/s/ Day L. Patterson            Executive Vice President,        March 28, 2003
----------------------------    General Counsel and
Day L. Patterson                Secretary


/s/ William C. Samuels          Director                         March 28, 2003
----------------------------
William C. Samuels


/s/ John C. Wilcox              Director                         March 28, 2003
----------------------------
John C. Wilcox


/s/ Michael J. Pohl             Director                         March 28, 2003
----------------------------
Michael J. Pohl


/s/ James Thomas                Director                         March 28, 2003
----------------------------
James Thomas

               Form of Sarbanes-Oxley Section 302(a) Certification

I, David Reese, Chief Executive Officer of ACTV, Inc., certify that:

         1.       I have reviewed this annual report on Form 10-K of ACTV, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                         /s/   David Reese
                                         -------------------------
                                         David Reese
                                         Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Christopher C. Cline, Chief Financial Officer of ACTV, Inc., certify that:

         1.       I have reviewed this annual report on Form 10-K of ACTV, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                  /s/  Christopher C. Cline
                                                  --------------------------
                                                  Christopher C. Cline
                                                  Chief Financial Officer

         INDEX TO EXHIBITS

         (a) 3. EXHIBITS (inapplicable items omitted):

Exhibits
-----------

2.1 Agreement and Plan of Merger dated March 7, 2001, between ACTV, Inc. and Intellocity, Inc. ####

2.2 Agreement and Plan of Merger dated as of September 26, 2002, among OpenTV Corp., ACTV Merger Sub, Inc., and ACTV, Inc. (A)

3.1(a)   Restated Certificate of Incorporation of ACTV, Inc.

*3.1(b)  Amendment to Certificate of Incorporation of ACTV, Inc.

**3.1(c) Deleted.

3.1(d)   Amendment to Certificate of Incorporation of ACTV, Inc. ##

3.1(e)   Amended and Restated Certificate of Incorporation of ACTV, Inc. ####

3.2      By-Laws of ACTV, Inc. *

3.2(a)   Amended By-Laws of ACTV, Inc. ####

9.1      Deleted.

9.2      Deleted.

9.3 Voting Agreement dated as of September 25, 2002 by and among OpenTV Corp, and David Reese, Williams Samuels, Bruce Crowley. A

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

10.26(c) Deleted.

10.26(d) Deleted.

10.26(e) Deleted.

10.26(f) Deleted.

10.26(f)1Deleted.

10.26(g) Deleted.

10.26(h) Deleted.

10.26(i) Deleted.

10.26(j) Deleted.

10.26(k) Deleted.

10.26(l) Deleted.

10.26(l)1Deleted.

10.27    Deleted.

10.28    Deleted.

10.29    Deleted.

10.30    Deleted-- replaced by 10.45

10.31    Deleted-- replaced by 10.46

10.32    Deleted.

10.33    Deleted.

10.34    Deleted.

10.35    Deleted.

10.36    Deleted.

10.37    Deleted.

10.38    Deleted.

10.39    Deleted.

10.40    Deleted-- superseded by 10.40.2

10.41.1  Deleted-- superseded by 10.40.2.

10.40.2  Deleted.

10.41    Deleted-- superseded by 10.41.1.

10.41.1 Employment agreement dated as of August 1, 1995, as amended October 6, 1999, between ACTV, Inc. and David Reese. ++++

10.41.2 Employment agreement dated as of August 1, 1995, as amended June 22, 2001, between ACTV, Inc. and David Reese @

10.41.3 Amendment to employment agreement dated as of March 1, 2002, between ACTV, Inc. and David Reese @

10.41.4 Salary Amendment to employment agreement dated as of September 1, 2001, between ACTV, Inc. and David Reese @

10.41.5 Letter Agreement regarding limited waiver of certain employment agreement provisions dated as of August 28, 2002, between ACTV, Inc. and David Reese.@

10.42    Deleted-- superseded by 10.42.2.

10.42.1    Deleted-- superseded by 10.42.2.

10.42.2    Deleted-- superseded by 10.42.3.

10.42.3 Restated Employment agreement dated as of August 1, 1995 between ACTV, Inc. and Bruce Crowley @

10.42.4 Amendment to employment agreement dated as of March 1, 2001, between ACTV, Inc. and Bruce Crowley @

10.42.5 Salary Amendment to employment agreement dated as of September 1, 2001, between ACTV, Inc. and Bruce Crowley @

10.42.6 Letter Agreement regarding limited waiver of certain employment agreement provisions dated as of August 28, 2002, between ACTV, Inc. and Bruce Crowley @

10.43(a)   Deleted -- superseded by 10.51.

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

10.44(c)   Deleted -- superseded by 10.44(c)1.

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

10.51      Deleted-- superseded by 10.51.1

10.51.1 Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and William C. Samuels. ####

10.52      Deleted-- superseded by 10.52.1

10.52.1 Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and Bruce Crowley. ####

10.53      Deleted-- superseded by 10.53.1

10.53.1 Stock option agreement dated February 21, 1998, as amended January 10, 2001, between ACTV, Inc. and David Reese. ####

10.54 Lease dated as of December 1, 1999 between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ++++

10.54.1 Lease dated as of December 1, 1999, as amended May 23, 2000, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. ####

10.54.2 Fourth amendment to lease as of October 5, 2001, between 225 Fourth, LLC, as landlord, and ACTV, Inc., as tenant. #####

10.55      2000 Stock Incentive Plan ##

10.56 Cooperative Venture Agreement dated April 13, 2000 by and among HyperTV Networks, Inc., Liberty Livewire LLC, and HyperTV with Livewire, LLC. ###

10.57 Employment agreement dated as of October 1, 2000 between ACTV, Inc. and Kevin M. Liga. ####

10.57.1 Salary Amendment to employment agreement dated as of September 1, 2001, between ACTV, Inc. and Kevin Liga @

10.58      Deleted.

10.59      2001 Stock Incentive Plan. #

10.60 Employment agreement dated March 7, 2001, between ACTV, Inc. and Joseph Hassell @

10.60.1 Salary Amendment to employment agreement dated as of September 1, 2001, between ACTV, Inc. and Joseph Hassell @

10.61 Employment agreement dated as of January 1, 2002 between ACTV, Inc. and Christopher C. Cline. @

21         Subsidiaries of the Registrant @

23.1       Independent Auditors Consent @

99.1 Certifications of the Chief Executive Officer provided pursuant to 18 C.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 @

99.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 @


------------------

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

# Incorporated by reference to ACTV, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 3, 2001.

## Incorporated by reference to ACTV, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 17, 2000.

### Incorporated by reference to ACTV, Inc.'s amended quarterly report on Form 10Q/A for the quarter ended June 30, 2000

#### Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 2000.

##### Incorporated by reference to ACTV, Inc.'s Form 10-K for the year ended December 31, 2001. A Incorporated by reference to Amendment No.1 of ACTV, Inc.'s and OpenTV Corp's Joint Preliminary Proxy Statement filed with the Commission on February 4, 2003.

@          Filed herewith