Form 10-Q
period 2003-03-31
ACTV INC /DE/
filed 2003-05-15
CIK 854152

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                   FROM ___________________ TO _________________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

As of May 12, 2003, there were 55,885,716 shares of the registrant's common stock outstanding.


===============================================================================

 ITEM 1. FINANCIAL STATEMENTS

                           ACTV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,     DECEMBER 31,
                                                             2003           2002
                                                        -------------    -------------
                                                         (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $  22,643,506    $  23,813,611
  Short-term investments                                   21,181,683       23,997,246
  Accounts receivable-net                                   1,202,579        1,947,866
  Other                                                     1,843,410        1,932,721
                                                        -------------    -------------
    Total current assets                                   46,871,178       51,691,444

Property and equipment-net                                  2,922,270        3,578,176

Other assets:
  Restricted cash                                             484,913          484,913
  Investment in warrant                                     2,534,090        2,655,681
  Investments--other                                        5,747,776        5,783,697
  Patents and patents pending                               8,846,297        8,835,376
  Software development costs                                4,536,725        4,730,223
  Goodwill                                                    935,701          935,701
  Other                                                        81,385           79,961
                                                        -------------    -------------
    Total other assets                                     23,166,887       23,505,552
                                                        -------------    -------------
      Total assets                                      $  72,960,335    $  78,775,172
                                                        =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $   1,830,623    $     944,179
  Deferred revenue                                          3,805,426        3,879,960
                                                        -------------    -------------
      Total current liabilities                             5,636,049        4,824,139

Deferred revenue                                           62,441,873       63,346,826
Minority interest                                                  --          366,940

Stockholders' equity:
  Common stock, $0.10 par value, 200,000,000 shares
  authorized: issued and outstanding 55,881,047 at
  March 31, 2003, and 55,877,545 at December 31, 2002       5,588,105        5,587,755
  Stockholder loans                                           (82,999)         (82,999)
  Additional paid-in capital                              311,392,934      311,392,444
  Accumulated deficit                                    (312,015,627)    (306,659,933)
                                                        -------------    -------------
    Total stockholders' equity                              4,882,413       10,237,267
                                                        -------------    -------------

      Total liabilities and stockholders' equity        $  72,960,335    $  78,775,172
                                                        =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
Revenue                                          $  2,259,515    $  3,186,421
Costs and expenses:
  Selling, general and administrative expenses      5,918,561       6,050,416
  Depreciation and amortization                     1,085,535       1,305,461
  Restructuring charge                              1,001,237              --
  Stock-based compensation income                          --      (6,002,831)
                                                 ------------    ------------
    Total costs and expenses                        8,005,333       1,353,046
                                                 ------------    ------------

(Loss)/income from operations                      (5,745,818)      1,833,375

Interest income                                       180,696         288,540

Other expense                                        (157,512)     (2,459,873)
                                                 ------------    ------------

Loss before minority interest                      (5,722,634)       (337,958)

Minority interest-subsidiaries                        366,940         788,816

                                                 ------------    ------------
Net (loss)/income                                $ (5,355,694)   $    450,858
                                                 ============    ============

Net (loss)/income per share:
  Basic
    Basic net (loss)/income per share            $      (0.10)   $       0.01
                                                 ============    ============
  Diluted
    Diluted net (loss)/income per share          $      (0.10)   $       0.01
                                                 ============    ============

Shares used in basic calculations                  55,879,101      55,883,934
                                                 ============    ============
Shares used in diluted calculations                55,879,101      56,862,945
                                                 ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ACTV, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                         COMMON STOCK                             ADDITIONAL
                                -----------------------------    STOCKHOLDER        PAID IN       ACCUMULATED
                                    SHARES         AMOUNT          LOANS            CAPITAL         DEFICIT           TOTAL
                                -------------   -------------   -------------    -------------   -------------    -------------
Balance at December 31, 2002       55,877,545   $   5,587,755   $     (82,999)   $ 311,392,444   $(306,659,933)   $  10,237,267
Issuance of shares in
  connection with exercise of
  stock options & warrants              3,502             350              --              490              --              840
Net loss                                   --              --              --               --      (5,355,694)      (5,355,694)
                                -------------   -------------   -------------    -------------   -------------    -------------
Balance at March 31, 2003          55,881,047   $   5,588,105   $     (82,999)   $ 311,392,934   $(312,015,627)   $   4,882,413
                                =============   =============   =============    =============   =============    =============

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ACTV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                      ------------------------------------

                                                                                            2003                2002
                                                                                      ----------------    ----------------

Cash flows from operating activities:
Net (loss)/income:                                                                    $    (5,355,694)    $       450,858
    Adjustments to reconcile net (loss)/income to net cash used in operations:
    Change in fair value of warrant                                                           121,591           2,459,873
    Depreciation and amortization                                                           1,085,535           1,305,461
    Stock-based compensation income                                                                --          (6,002,831)
    Amortization of deferred revenue                                                         (904,953)           (904,953)
    Write-down of investment                                                                   35,921                  --
    Non-cash portion of restructuring charge                                                  410,213                  --
    Minority interest                                                                        (366,940)           (788,816)
Changes in assets and liabilities:
    Accounts receivable                                                                       745,287            (375,294)
    Other assets                                                                               87,888             386,543
    Accounts payable and accrued expenses                                                     476,231          (2,013,383)
    Deferred revenue                                                                          (74,534)           (181,695)
                                                                                      ----------------      --------------
        Net cash used in operating activities                                              (3,739,455)         (5,664,237)
                                                                                      ----------------      --------------
Cash flows from investing activities:
    Investment in short-term investments                                                    2,815,563          (8,462,981)
    Investment in patents                                                                    (194,063)            (71,689)
    Investment in property and equipment                                                      (52,990)           (265,099)
    Investment in software development                                                             --            (509,549)
                                                                                      ----------------    ----------------
        Net cash provided by/(used in) investing activities                                 2,568,510          (9,309,318)
                                                                                      ----------------    ----------------
Cash flows from financing activities:
    Net proceeds from equity financings                                                           840               1,611
    Repayment of stockholder loans                                                                 --              18,750
                                                                                      ----------------    ----------------
        Net cash provided by financing activities                                                 840              20,361
                                                                                      ----------------    ----------------
Net decrease in cash and cash equivalents                                                  (1,170,105)        (14,953,194)
    Cash and cash equivalents, beginning of period                                         23,813,611          69,035,707
                                                                                      ----------------    ----------------
    Cash and cash equivalents, end of period                                          $    22,643,506     $    54,082,513
                                                                                      ================    ================

                       SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                               -------------------------------------------
                                                                                      2003                    2002
                                                                               -------------------     -------------------
Retirement of common stock                                                     $               --      $           15,004

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

1.  BASIS OF PRESENTATION

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal, recurring nature, which are necessary to present fairly such financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

As of August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The objective of SFAS No. 143 is to provide accounting guidance for legal obligations associated with retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The adoption of SFAS No. 143 on January 1, 2003 did not impact our financial condition, cash flows or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, "Employer's Accounting for Post-employment Benefits", and asset impairments governed by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS No. 146 for the restructuring charge incurred in the first quarter of 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value-based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value-based method made in fiscal years beginning after December 15, 2003. SFAS No. 148 became effective for the financial statements for fiscal years ending after December 15, 2002 for companies that volunteer in changing to the fair value method of accounting for stock options and like awards. The interim disclosure requirements of SFAS No. 148 for financial reports containing condensed financial statements became effective for periods beginning after December 15, 2002. We adopted only the disclosure provisions of this Statement for the year ended December 31, 2002 and for the quarter ended March 31, 2003. As such, this Statement did not have an impact on our consolidated financial position or results of operations.

We elected to account for the cost of our employee stock options and other forms of employee stock-based compensation plans using the intrinsic value method prescribed in APB Opinion 25, as allowed by SFAS No. 123, "Accounting for Stock-based Compensation." APB Opinion 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost using the principles of APR Opinion 25, if certain pro forma disclosures are made.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                                       For the Three Months Ended
                                                              March 31, 2003             March 31, 2002
                                                              --------------             --------------

                  Net (loss)/income
                  As reported                                  $(5,355,694)                 $450,858
                  Deduct:  Total stock-based employee
                           compensation expense
                           determined under fair value-
                           based method for all awards                  $0                 $(999,598)
                                                               -----------                 ---------
                  Pro forma                                    $(5,355,694)                $(548,740)
                                                               ===========                 =========
                  Basic
                  Net (loss)/income per share
                    as reported                                     $(0.10)                    $0.01
                                                               ===========                 =========
                  Pro forma basic net
                    loss per share                                  $(0.10)                   $(0.01)
                                                               ===========                 =========

                  Diluted
                  Net (loss)/income per share
                    as reported                                     $(0.10)                    $0.01
                                                               ===========                 =========

                  Pro forma diluted net
                    loss per share                                  $(0.10)                   $(0.01)
                                                               ===========                 =========

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. We do not anticipate that this interpretation will have a significant impact on our consolidated financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact that this Statement may have on our financial position and results of operations.


3.  INTANGIBLE ASSETS AND GOODWILL

Goodwill totaled $0.9 million at March 31, 2003 and December 31, 2002. Our other intangible assets consist of patents, which as of March 31, 2003 and December 31, 2002 were as follows:

                                       March 31, 2003         December 31, 2002
                                       --------------         -----------------

Patents, cost                             $11,321,214               $11,127,153
Accumulated amortization                   (2,474,917)               (2,291,777)
                                          -----------               -----------

Net intangible asset                      $ 8,846,297               $ 8,835,376
                                          ===========               ===========

Amortization expense related to patents totaled $183,140 and $162,515 during the three months ended March 31, 2003 and 2002, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is as follows:

    Remainder of 2003                     $   556,262
    2004                                      741,684
    2005                                      741,684
    2006                                      741,684
    2007                                      741,684
    Thereafter                              5,323,299
                                          ------------
    Total                                 $ 8,846,297
                                          ============




4.  FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS No. 133 requires that all derivative financial instruments be recorded on the balance sheet at fair value. The provisions of SFAS No. 133 affected accounting for our investment in a 2.5 million share restricted warrant issued by Ascent Media Group (formerly Liberty Livewire Corporation). Prior to the adoption of SFAS No. 133, we carried our investment in the warrant at cost. With the adoption of SFAS No. 133, we now record the warrant investment at fair value. The adoption of SFAS No. 133 resulted in our recording a cumulative effect transition adjustment loss of $58.7 million at January 1, 2001. In the first quarter of 2001, we began to record subsequent changes in the fair value of the warrant in our statements of operations, resulting in a charge of $0.1 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

There may be periods with significant non-cash increases or decreases to our operating results related to the changes in the fair value of our investment in the Ascent Media Group warrant. Our carrying value of the warrant approximates fair value. We determine the fair value of the warrant by reference to underlying market values of Ascent Media Group's common stock, as reported by Nasdaq, and on estimates using the Black-Scholes pricing model.

5.  MINORITY INTEREST

We record minority interest related to Digital ADCO, in which our ownership interest was 45.9% at March 31, 2003. Digital ADCO was formed in November 1999 by co-founders ACTV, Inc. and Motorola Broadband. Digital ADCO develops and markets applications for the delivery of addressable advertising. Upon the formation of Digital ADCO, we licensed five of our patents to it, and Motorola Broadband licensed six of its patents and made a capital commitment to it. In August 2000, Digital ADCO received a direct minority investment by OpenTV Corp. OpenTV also contributed patents on a non-exclusive basis to Digital ADCO. Concurrently, Digital ADCO and OpenTV together created a new subsidiary, SpotOn International Ltd, to license and exploit Digital ADCO's technology outside the U.S., Canada and Mexico.

Digital ADCO's issued and outstanding shares of capital stock presently consist of Class A common stock, having one vote per share and Class B common stock, having 25 votes per share. OpenTV Corp. currently owns the issued and outstanding Class A common shares. ACTV, Inc. and Motorola Broadband own the issued and outstanding Class B common shares. ACTV, Inc. currently exercises voting control of Digital ADCO. Consequently, in accordance with accounting rules we consolidate the results of Digital ADCO, even though our ownership position in less than 50%.

For the three months ended March 31, 2003 and 2002, we allocated losses in the amount of $366,940 and $685,559, respectively, from Digital ADCO to its minority shareholders. For the three months ended March 31, 2002 we allocated losses in the amount of $103,257 from our subsidiary Advision LLC to its minority shareholders.

6.  SEGMENT INFORMATION

We have two principal business segments, the Digital Television segment and the Enhanced Media segment.

Information concerning our business segments for the three months ending March 31, 2003 and 2002 are as follows:
                                                 For the Three Months
                                                    Ended March 31,
                                     ------------------------------------------
                                             2003                 2002
                                     --------------------- --------------------
Revenues
Digital Television                   $            596,966  $           856,109
Enhanced Media                                  1,662,549            2,330,312
                                     --------------------- --------------------
Total                                $          2,259,515  $         3,186,421
                                     ===================== ====================
Depreciation & Amortization
Digital Television                   $            615,095  $           744,497
Enhanced Media                                    245,144              306,530
Unallocated Corporate                             225,296              254,434
                                     --------------------- --------------------
Total                                $          1,085,535  $         1,305,461
                                     ===================== ====================

Interest Income
Digital Television                   $              3,682  $            11,652
Enhanced Media                                         --                9,119
Unallocated Corporate                             177,014              267,769
                                     --------------------- --------------------
Total                                $            180,696  $           288,540
                                     ===================== ====================

Net (Loss)/Income
Digital Television                   $         (2,881,568) $        (1,538,746)
Enhanced Media                                     35,670           (1,920,274)
Unallocated Corporate                          (2,509,796)           3,909,878
                                     --------------------- --------------------
Total                                $         (5,355,694) $           450,858
                                     ===================== ====================

Capital Expenditures
Digital Television                   $             48,000  $           182,498
Enhanced Media                                      4,990                   --
Unallocated Corporate                                  --               82,601
                                     --------------------- --------------------
Total                                $             52,990  $           265,099
                                     ===================== ====================

Balance Sheet Accounts as of
                                        March 31, 2003      December 31, 2002
                                     --------------------- --------------------
Total Assets
Digital Television                   $          7,032,660  $        7,859,158
Enhanced Media                                  6,033,944           6,642,736
Unallocated Corporate                          59,893,731          64,273,278
                                     --------------------- --------------------
Total                                $         72,960,335  $       78,775,172
                                     ===================== ====================

7.  INVESTMENT IN WARRANT

ACTV and Liberty Livewire LLC, a unit of Ascent Media Group, in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Ascent Media Group received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

In connection with granting these licensed rights to Ascent Media Group, we received a warrant to acquire 2.5 million shares of Ascent Media Group common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services"). We recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. On January 1, 2001, we began to record changes in fair value of the warrant in our statement of operations, as the result of our adoption of SFAS No. 133. We expect the value of the warrant to fluctuate, based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the current year. The deferred revenue resulting from the Ascent Media Group transaction is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

The estimated fair value of our investment in the Ascent Media Group warrant at March 31, 2003 and December 31, 2002 was $2.5 million and $2.7 million, respectively. We determine the fair value of the warrant by reference to underlying market values of Ascent Media Group's common stock as reported by Nasdaq, and on estimates using the Black-Scholes pricing model. Currently, we account for the warrant under SFAS No. 133 (See Note 4).


8.  NET (LOSS)/INCOME PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                            Three Months Ended March 31,
                                                                      ------------------------------------------
                                                                              2003                 2002
                                                                      --------------------- --------------------
Numerator:
      Net (loss)/income                                               $         (5,355,694) $           450,858
                                                                      ===================== ====================
Denominator:
    Basic weighted-average shares outstanding                                   55,879,101           55,883,934
    Weighted-average options outstanding                                                --              979,011
                                                                      --------------------- --------------------
    Diluted weighted-average shares outstanding                                 55,879,101           56,862,945
                                                                      ===================== ====================

Net (loss)/income per share
        Basic net (loss)/income per share                             $              (0.10) $              0.01
                                                                      ===================== ====================

        Diluted net (loss)/income per share                           $              (0.10) $              0.01
                                                                      ===================== ====================

9.  CORPORATE RESTRUCTURING

During the first quarter 2003, we executed certain restructuring initiatives, which resulted in approximately $1.0 million in restructuring charges related to employee severance expenses; we reduced headcount by 28 people. During the three months ended March 31, 2003, we paid out approximately $0.6 million of the restructuring charges, leaving $0.4 million in accrued restructuring charges to be paid out during the second and third quarter of 2003.


During the third and fourth quarters 2001, we executed certain restructuring initiatives, which resulted in approximately $6.6 million in restructuring charges related to the surrender of real estate leases and employee severance expenses. During the three months ended March 31, 2002, we paid out approximately $0.7 million of the $0.8 million accrued at December 31, 2001 for these restructuring charges, leaving the remaining $0.1 million accrual to be paid out during the second quarter of 2002.


10.  SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH ACTIVITIES

We recorded a non-cash reduction in stock-based compensation expense in the amount of approximately $6.0 million for the three months ended March 31, 2002. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment in our financial statements for such options.

During both the quarter ended March 31, 2003 and the quarter ended March 31, 2002, we recorded revenue of $904,954 from amortization of the deferred revenue recognized in connection with the Ascent Media transaction. (See Note 7).

In January 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. The grantees are all present or former employees of ours.

The newly granted options are subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we must recognize a non-cash compensation expense equal to the difference between such market price and $2.00 times the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period.

Neither our March 31, 2003 nor March 31, 2002 consolidated financial statements reflect expense related to the 1,046,667 variable options, since the closing market price of our common stock at March 31, 2003 and March 31, 2002 was less than the option exercise price of $2.00 per share.

11.  AGREEMENT WITH IN DEMAND

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

12. AGREEMENT WITH LIBERTY MEDIA CORPORATION REGARDNG POSSIBLE ACQUISITION OF ACTV, INC.

On September 26, 2002, we entered into an agreement with OpenTV Corp. for the acquisition by OpenTV of ACTV, Inc. through a stock-for-stock merger. OpenTV Corp. is an affiliate of Liberty Media Corporation, our largest shareholder. The merger is subject to approval of both OpenTV and ACTV shareholders and regulatory approval.

Under the terms of the agreement, each outstanding share of ACTV common stock will be exchanged in the merger for a fraction of an OpenTV Class A Ordinary Share equal to $1.65 divided by the then average market price of the OpenTV Class A Ordinary Shares, provided that if the average market price of an OpenTV Class A Ordinary Share is then less than $2.25 per share, it will be valued at $2.25 per share for this purpose and if the average market price of an OpenTV Class A Ordinary Share is then greater than $6.05 per share, it will be valued at $6.05 per share for this purpose. In the event that the average market price of the OpenTV Class A Ordinary Shares at the time of the merger is less than $0.80 per share, then we will have the right to terminate the merger agreement unless OpenTV elects to adjust the exchange ratio so that our shareholders receive not less than $0.584 per ACTV common share. The stock-for-stock merger will be a taxable transaction for our shareholders. Both our board of directors and that of OpenTV have agreed to recommend the merger to their respective shareholders and key members of our board and management have entered into agreements to vote their shares in favor of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

You should read the following discussion together with our consolidated financial statements and related notes included elsewhere. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. For further information about forward-looking statements, see "Special Note Regarding Forward-Looking Statements" in our annual report on Form 10-K for the year ended December 31, 2002.

We are a digital media company that provides proprietary technologies, tools, and technical and creative services for interactive TV advertising, programming, and enhanced media applications. We have two operating business segments, which we call Digital TV and Enhanced Media. We believe that our Digital TV technologies are unique in providing targeting, interactivity and accountability for television commercials, and in giving viewers the ability to instantly customize their viewing experiences for a wide variety of programming applications. Our Enhanced Media technologies allow for the enhancement of both video and audio content, including standard TV programming, with Web-based information and interactivity.

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenue. During the three-month period ended March 31, 2003, our revenues decreased 28%, to $2.3 million, compared with $3.2 million in the three-month period ended March 31, 2002. The decrease is the result of a decline in revenues in both our Digital TV and Enhanced Media segments. Revenues from our professional and technical services business, which accounted for the largest percentage of our Digital TV revenues, were significantly lower in 2003. Revenues for the each of quarters ended March 31, 2003 and 2002 included $0.9 million (39% and 28%, respectively, of total revenues) related to the recognition of revenue from the Ascent Media Group (formally Liberty Livewire Corporation) joint marketing arrangement.

Selling, General, and Administrative Expenses. Total selling, general and administrative expenses decreased slightly in the first quarter of 2003, to $5.9 million, from $6.1 million in the first quarter of 2002. In the three months ended March 31, 2003, decreases in personnel, occupancy, legal and other costs totaling approximately $1.6 million, as compared to the three months ended March 31, 2002, were offset by increased expenses related to Nascar In Car of $1.4 million in the more recent quarter.

Depreciation and Amortization. Depreciation and amortization expense decreased 15% in the first quarter of 2003, to $1.1 million, from $1.3 million in the first quarter of 2002.

Restructuring Expense. In the first quarter of 2003, we incurred restructuring charges of $1.0 million related to employee severance costs, compared to $0 in restructuring charges in the first quarter of 2002. We made the employee terminations that resulted in these charges as a response to a weak market environment for our products and services.

Stock-Based Compensation. We realized a reduction of stock-based compensation expense of $0 and $6.0 million for the three months ended March 31, 2003 and March 31, 2002, respectively. We had been recording a charge to or reduction of stock-based compensation expense in relation to increases and decreases in the market value of the our common stock above the exercise price of certain employee options. These options were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in the variable option accounting treatment of such options and, as a consequence, reversed the accrued stock-based compensation expense at December 31, 2001, of approximately $6.0 million.

Other Expense. Other expense in the first quarter of 2003 and 2002 includes the changes in fair value of our investment in a warrant issued by Ascent Media Group. We have accounted for this investment as a derivative instrument subsequent to our adoption of SFAS No. 133 and the application of its requirements. Since adopting SFAS No. 133 in 2001, we have carried the investment in warrant at fair value rather than at cost. For the three months ended March 31, 2003, we recorded a decrease in the value of the warrant of $0.1 million, compared with a decrease of $2.5 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, other expense also includes a $35,921 write-down related to certain of our strategic investments that we deemed to be other than temporarily impaired.

Interest Income. Interest income in first quarter of 2003 was $180,696, compared with $288,540 in the first quarter of 2002. The decrease was the result of significantly reduced prevailing interest rates and lower average cash balances during the more recent quarter. We incurred no interest expense in the first quarter of 2003 or 2002.

Net (Loss)/Income. For the three months ended March 31, 2003, our net loss was $5.4 million or $0.10 per basic and diluted share, compared to a net income of $0.5 million or $0.01 per basic and diluted share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have not generated revenues sufficient to fund our operations and have incurred operating losses. Through March 31, 2003, we had an accumulated deficit of $312.0 million. Our cash position on March 31, 2003 (including short-term investments) was $43.8 million, compared with $47.8 million on December 31, 2002. Management believes we have sufficient cash and short-term investments to fund operations through the next twelve months.

Net Cash Used In Operating Activities. During the three-month period March 31, 2003, we used cash of $3.7 million for operations, compared with $5.7 million for the three months ended March 31, 2002. The decrease in net cash used in operating activities principally relates to changes in assets and liabilities: accounts receivable decreased and accounts payable increased during the three months ended March 31, 2003, while accounts receivable increased and accounts payable decreased during the corresponding quarter in 2002.

Net Cash Provided By (Used In) Investing Activities. For the three month-period ended March 31, 2003, investing activities provided cash of $2.6 million, compared with $9.3 million in cash uses from investing activities for the three months ended March 31, 2002. The change is the result of a decrease in short-term investments for the three months ended March 31, 2003, compared to an increase in short-term investments for the three months ended March 31, 2002.

Net Cash Provided By Financing Activities. We had no significant cash provided by financing activities for either the first three months of 2003 or 2002. We have funded, and continue to fund, our cash requirements from the net proceeds of a public, follow-on offering completed in February 2000. Through a group of underwriters, we sold a total of 4.6 million common shares, resulting in net proceeds of $129.4 million. In addition, in the year ended December 31, 2000, Liberty Digital, Inc. invested an additional $20 million in us by exercising a warrant granted in March 1999, and OpenTV and Motorola invested a total of $13.0 million in our Digital ADCO subsidiary.

At March 31, 2003, future aggregate minimum lease commitments under non-cancelable operating leases and employment contracts with guarantees, were as follows:

                                     Operating            Employee
              Year                     Leases            Agreements
              ----                ---------------    ----------------
              2003                      $677,663            $948,831
              2004                       791,602           1,102,117
              2005                       557,403              74,334
              2006                       427,595                   -
              2007                       427,595                   -
              Thereafter               3,728,221                   -
                                  ---------------    ----------------

              Total                   $6,610,079          $2,125,282
                                  ===============    ================

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

CRITICAL ACCOUNTING POLICIES

ACTV and Liberty Livewire LLC, a unit of Ascent Media Group, in April 2000 entered into a joint marketing arrangement to market "HyperTV with Livewire." Ascent Media Group received various rights to use certain patented ACTV technologies in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

In connection with granting these licensed rights to Ascent Media Group, we received a warrant to acquire 2.5 million shares of Ascent Media Group common stock at an exercise price of $30 per share. The warrant, which expires in June 2015 and includes registration rights, is exercisable ratably over five years, beginning April 13, 2001. With certain exceptions, the warrant is not transferable. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services"). We recorded an investment and deferred revenue in the amount of approximately $76.0 million, the estimated value of the warrant (using the Black-Scholes pricing model) at the time the agreement was executed. Beginning January 1, 2001, we have recorded changes in fair value of the warrant in our statement of operations, as the result of our adoption of SFAS No. 133. We expect the value of the warrant to fluctuate, based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the current year. The deferred revenue resulting from the Ascent Media Group transaction is being amortized into revenue over a period of 21 years, the contractual term of the joint marketing arrangement.

The cost of patents, which represent patent acquisition costs and legal costs relating to patents pending, is being amortized on a straight-line basis over the estimated economic lives of the respective patents (averaging 15 years), which is less than the statutory life of each patent. We capitalize costs incurred for the development of software products when economic and technological feasibility of such products has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the respective products. In businesses where we are delivering specific services and products, revenue is recognized from sales when a product is shipped and when services are performed.

Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting, where sales and profits are recorded based on the ratio of costs incurred to estimated total costs to completion. We recognize the revenue related to the sale of indefinite software licenses upon delivery, installation and acceptance of the software product, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

We formerly recorded a charge or a credit to stock-based compensation expense for increases or decreases in the market value of the our common stock in excess of the exercise price of certain employee options that were subject to variable option accounting treatment. In the first quarter of 2002, we rescinded the applicable option exercise provisions that resulted in variable option accounting treatment in our financial statements for such options, requiring the outstanding grant of options to be marked-to-market at each reporting period.

In the first quarter of 2002, we canceled outstanding options totaling 2,093,334 shares at exercise prices of $6.50 to $13.50 and, in their place, granted new options totaling 1,046,667 shares at an exercise price of $2.00 per share, which was above the market value of such shares at the time of grant. All the grantees were employees whose salary compensation had been reduced in conjunction with our restructuring efforts in the second half of 2001. However, certain executive officers whose salary compensation was reduced at the same time were not eligible to participate.

The newly granted options are be subject to variable option accounting treatment. That is, if the closing market price of our common stock is greater than $2.00 per share at any reporting date, we must recognize a non-cash compensation expense equal to the difference between such market price and $2.00 multiplied by the number of outstanding option shares subject to variable accounting treatment. To the extent that we are carrying an accrued expense of this type at any given reporting date and there is a decline in the market price of our stock at the end of the subsequent reporting period, we will recognize a reduction in expense for the subsequent period. Our consolidated financial statements reflect no expense related to the 1,046,667 variable options for the quarter ended March 31, 2003 and March 31, 2002, since the closing market price of our common stock on those dates was less than the option exercise price of $2.00 per share.

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

During April 2000, we received a warrant to acquire 2.5 million shares of Ascent Media Group, a publicly traded company. The warrant becomes exercisable at the rate of 500,000 shares per year, commencing on April 13, 2001, includes certain registration rights and may be exercised until March 31, 2015. The warrant is non-forfeitable and fully vested (as the term "vesting" is used by the Financial Accounting Standards Board in its EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services"). The warrant is not transferable, except in certain circumstances. We estimated the value of the warrant to be $76.0 million at the date it was received, using the Black-Scholes pricing model, with a risk free rate of 6.5%, a volatility of 80% and assuming no cash dividends. The estimated value of the warrant at December 31, 2000 was $17.3 million, using the same assumptions. On January 1, 2001, we began to record changes in the fair value of the warrant to the statement of operations, pursuant to our adoption of SFAS No. 133. The estimated fair value of the warrant at March 31, 2003 was $2.5 million, based on a calculation utilizing the Black-Scholes pricing model with a risk free rate of 3.97%, a volatility of 120% and assuming no cash dividends. We expect the value of the warrant to fluctuate based on the underlying stock price of Ascent Media Group. We do not currently expect to exercise or register shares in the coming year.


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

Changes in Internal Controls. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

On November 18, 2002, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for the County of New Castle against ACTV, its directors and OpenTV. The complaint generally alleges that the directors of ACTV have breached their fiduciary duties to the ACTV stockholders in approving the merger agreement and that, in approving the merger agreement, ACTV`s directors failed to take steps to maximize the value of ACTV to its stockholders. The complaint seeks certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to defend against the complaint vigorously. We cannot, however, provide any assurance that ACTV or OpenTV will be successful.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

          11     Computation of Net (loss)/income per share - See Note 8

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


                                  ACTV, INC.
                                  Registrant

Date:     May 15, 2003            /s/ David Reese
                                  ----------------------------------------------
                                  David Reese
                                  Chairman, Chief Executive Officer and Director


Date:     May 15, 2003            /s/ Christopher C. Cline
                                  ----------------------------------------------
                                  Christopher C. Cline
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003
                                                        /s/ David Reese
                                                        ---------------
                                                        David Reese
                                                        Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Christopher C. Cline, Chief Financial Officer of ACTV, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10- Q of ACTV, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003
                                                     /s/ Christopher C. Cline
                                                     ------------------------
                                                     Christopher C. Cline
                                                     Chief Financial Officer